Form 10-Q
period 1996-03-31
GREENWICH AIR SERVICES INC
filed 1996-05-15
CIK 891461

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                         COMMISSION FILE NUMBER 0-22706

                          GREENWICH AIR SERVICES, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                       58-1758941
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

        P.O. BOX 522187, MIAMI, FLORIDA                          33152
        4590 NW 36TH STREET, MIAMI, FLORIDA                      33122
      (Address of principal executive offices)                 (Zip Code)

                                 (305) 526-7000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]   No [ ]

The number of shares outstanding of each class of the issuer's Common Stock as of May 8, 1996 were:
    Class A common stock, $0.01 par value (NASDAQ: GASIA) - 6,322,659 shares Class B common stock, $0.01 par value (NASDAQ: GASIB) - 6,322,659 shares.

                  GREENWICH AIR SERVICES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        PAGE NO.

PART I   FINANCIAL INFORMATION:

      Consolidated Balance Sheets as of March 31, 1996 (unaudited)
        and September 30, 1995 ............................................  3

      Consolidated Statements of Income for the three months
        and six months ended March 31, 1996 and 1995 (unaudited)...........  4

      Consolidated Statements of Cash Flows for the three  months and six months ended March 31, 1996 and 1995 (unaudited)...........  5

      Notes to Consolidated Financial Statements (unaudited)...............  6

      Management's Discussion and Analysis of Financial Condition
        and Results of Operations .........................................  8


PART II  OTHER INFORMATION:

      Item 4.  Submission of Matters to a Vote of Security Holders......... 11

      Item 5.  Other Information........................................... 11

      Item 6.  Exhibits and Reports on Form 8-K............................ 12

                          PART I. FINANCIAL INFORMATION

                  GREENWICH AIR SERVICES, INC, AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1996 AND SEPTEMBER 30, 1995

                                                              MARCH 31,
                                                                1996          SEPTEMBER 30,
                                                             (UNAUDITED)          1995
                                                            -------------    --------------
ASSETS
Current Assets:
    Cash                                                    $     267,567    $     179,521
    Accounts and notes receivable, less
        allowance of $1,287,750 in
        March 1996 and $873,975 in September 1995              47,255,688       35,175,995
    Inventories                                               111,673,536      120,933,107
    Prepaid expenses and other current assets                   1,256,470        1,267,214
                                                            -------------    -------------
Total current assets                                          160,453,261      157,555,837
                                                            -------------    -------------
Property, plant and equipment                                  34,684,128       32,947,086
    Less accumulated depreciation                              (8,308,427)      (7,289,430)
                                                            -------------    -------------
Property, plant and equipment, net                             26,375,701       25,657,656
Deferred financing costs, net                                     741,108        1,717,128
Other assets                                                      728,014          689,384
                                                            -------------    -------------
TOTAL ASSETS                                                $ 188,298,084    $ 185,620,005
                                                            =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                        $  36,001,215    $  37,683,348
    Accrued expenses and current portion of
    long term liabilities                                      16,475,380       16,102,199
    Customer deposits and deferred revenue                      9,776,556       15,675,325
    Income taxes payable                                           22,379          266,347
                                                            -------------    -------------
Total current liabilities                                      62,275,530       69,727,219
Deferred income taxes payable                                   4,304,981        4,839,686
Other liabilities                                               8,371,679        9,821,678
Long term debt                                                 57,532,685       48,781,897
Long term debt - WAL                                            1,378,839        1,604,494
Convertible subordinated debentures                             3,561,000       14,057,000

Stockholders' Equity:
    Common stock                                                  125,596           53,384
    Capital in excess of par value                             22,463,487       12,697,141
    Retained earnings                                          28,284,622       24,048,966
    Treasury stock, at cost                                          (335)         (11,460)
                                                            -------------    -------------
Total stockholders' equity                                     50,873,370       36,788,031
                                                            -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 188,298,084    $ 185,620,005
                                                            =============    =============

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                  GREENWICH AIR SERVICES, INC, AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
               THREE AND SIX MONTHS ENDED MARCH 31, 1996 AND 1995

                                               THREE MONTHS ENDED MARCH 31,      SIX MONTHS ENDED MARCH 31,
                                               ----------------------------    -----------------------------
                                                   1996            1995             1996            1995
                                               ------------    ------------    -------------    ------------
Net sales                                      $ 60,029,526    $ 44,098,790    $ 118,624,872    $ 83,146,538

Cost of sales                                    50,688,143      37,079,808       99,921,793      69,918,090
                                               ------------    ------------    -------------    ------------

Gross profit                                      9,341,383       7,018,982       18,703,079      13,228,448

Selling, general and administrative
    expense                                       3,919,341       2,811,576        7,741,795       5,471,744
                                               ------------    ------------    -------------    ------------

Income from operations                            5,422,042       4,207,406       10,961,284       7,756,704
                                               ------------    ------------    -------------    ------------

Non-operating (income) expense:

    Interest expense                              1,600,996       1,993,336        3,635,069       3,813,454

    Other (income) expense                          (15,637)        (23,398)            (514)        (44,263)
                                               ------------    ------------    -------------    ------------
        Total non-operating expense               1,585,359       1,969,938        3,634,555       3,769,191
                                               ------------    ------------    -------------    ------------
Income before provision for income
    taxes                                         3,836,683       2,237,468        7,326,729       3,987,513

Provision for income taxes                        1,511,965         915,665        2,908,384       1,628,186
                                               ------------    ------------    -------------    ------------

Net Income                                     $  2,324,718    $  1,321,803    $   4,418,345    $  2,359,327
                                               ============    ============    =============    ============
Earnings per share:
    Primary                                    $       0.19    $       0.13    $        0.36    $       0.23
    Fully diluted                              $       0.18    $       0.12    $        0.35    $       0.21

Weighted average number of common shares and
    common share equivalents:
    Primary                                      12,341,304      10,187,508       12,105,468      10,181,748
    Fully diluted                                13,073,771      13,102,100       12,844,590      13,102,190

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                  GREENWICH AIR SERVICES, INC, AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                    SIX MONTHS ENDED MARCH 31, 1996 AND 1995

                                                    SIX MONTHS ENDED MARCH 31,
                                                   ----------------------------
                                                       1996            1995
                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                         $  4,418,345    $  2,359,327
Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                     1,192,420       1,223,788
    Changes in assets and liabilities:
        Accounts and notes receivable               (12,079,693)       (742,505)
        Inventories                                   9,259,571     (21,436,860)
        Prepaid expenses and other current assets        10,744          57,377
        Other assets                                    (38,630)       (196,828)
        Accounts payable                             (1,682,133)      4,829,260
        Accrued expenses, customer deposits and
        deferred revenue                             (5,269,434)      9,954,127
        Income taxes payable                           (243,968)        416,516
        Deferred income taxes                          (534,705)       (253,830)
        Other non-current liabilities                (1,449,999)              0
                                                   ------------    ------------
    NET CASH USED BY OPERATING ACTIVITIES            (6,417,482)     (3,789,628)
                                                   ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                 (1,737,042)       (586,025)
                                                   ------------    ------------
    NET CASH USED BY INVESTING ACTIVITIES            (1,737,042)       (586,025)
                                                   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in revolving credit facility             10,079,621       6,292,296
Repayments of long term debt                         (1,810,642)     (1,810,640)
Purchase of treasury shares                            (108,981)              0
Proceeds from sale of treasury shares                   100,083               0
Options exercised                                        95,250               0
GCL merger                                                7,130               0
Cash dividends paid                                    (119,891)              0
Financing costs paid                                          0         (57,082)
                                                   ------------    ------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES         8,242,570       4,424,574
                                                   ------------    ------------
NET INCREASE IN CASH                                     88,046          48,921
Cash, beginning of periods                              179,521         469,755
                                                   ------------    ------------
Cash, end of periods                               $    267,567    $    518,676
                                                   ------------    ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
    Interest                                        $  3,571,135    $  2,162,672
    Taxes                                           $  3,687,056    $    928,982

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                  GREENWICH AIR SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                 MARCH 31, 1996

1.       STATEMENT OF INFORMATION
         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes normally included in annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K for the year ended September 30, 1995. In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the balance sheets and statements of income and of cash flows for such interim periods presented. The results of operations for the three and six months ended March 31, 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
         In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF ("SFAS No. 121"). SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 will apply to the Company as of the fiscal year ended September 30, 1997. The Company has not assessed the impact of adopting this pronouncement.

         In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS No.
         123). SFAS No. 123 does not rescind or interpret existing accounting rules for employee stock-based arrangements. Under SFAS No. 123, the Company may continue to follow existing rules to recognize and measure compensation, but they will now be required to disclose the pro forma amounts of net income and earnings per share that would have to be reported had the Company elected to follow the "fair value" recognition provisions of SFAS No. 123. SFAS No. 123 will apply to the Company for the year ending September 30, 1997. The Company has not determined whether it will elect to recognize and measure compensation expense under SFAS No. 123 and has not yet determined its effect on the Company's financial position or results of operations.

2.       INVENTORIES

Inventories are comprised of the following:
                                                      MARCH 31,    SEPTEMBER 31,
                                                         1996          1995
                                                     ------------  ------------
Parts                                                $ 60,498,792  $ 48,296,785
Engines                                                12,024,351    11,624,360
Work in Process                                        37,433,972    46,662,602
Inventories Substantially Applicable to                 1,716,421    14,349,360
   Long-Term Programs                                ------------  ------------
                                           TOTAL     $111,673,536  $120,933,107
                                                     ============  ============

3.       EARNINGS PER SHARE
         Primary earnings per share are based on the weighted average number of common shares and common share equivalents outstanding. Common share equivalents include dilutive stock options and stock warrants using the treasury stock method.

         Fully diluted earnings per share assumes, in addition to the above, (a) that convertible debentures and debenture warrants were converted at the beginning of each period with earnings being increased for interest expense, net of taxes, that would not have been incurred had conversion taken place and (b) the additional dilutive effect of stock options.

4.       CAPITAL STOCK AND STOCKHOLDERS' EQUITY
         The Company is authorized to issue 25,000,000 shares of Class A common stock, $.01 par value; 25,000,000 shares of Class B non-voting common stock, $.01 par value; and 2,500,000 shares of preferred stock, $.01 par value. During the quarter ended March 31, 1996, $2,965,000 of the Company's 8% Convertible Subordinated Debentures due 2000 were converted into 253,408 shares of each of Class A and Class B common stock. Also issued during the quarter were 26,322 shares of each of Class A and Class B common stock to holders of stock warrants and 15,000 shares of each class of common stock as a result of the exercise of outstanding stock options.

         On April 26, 1996, the Company's Board of Directors declared a dividend of one share of the Company's Class B common stock, to holders of record of each share of Class A common stock on April 18, 1996, which was issued on May 8, 1996. All per share, shares outstanding, and price per share information has been retroactively restated to reflect this stock dividend.

5.       OTHER STATEMENT OF CASH FLOWS INFORMATION
         During the quarter ended March 31, 1996, $2,965,000 of the Company's 8% Convertible Subordinated Debentures due 2000 were converted into 506,816 shares of Common Stock. Unamortized deferred issue costs of $317,625 applicable to the Debentures converted were charged to additional paid in capital. The unamortized deferred issue costs are determined at the date of conversion.

6.       SUBSEQUENT EVENTS
         On April 19, 1996, the Company entered into a definitive purchase agreement with an unaffiliated company for the acquisition of the assets and business of that company's engine services division. The proposed acquisition, which has an estimated net purchase price of approximately $250 million, is subject to several conditions including governmental approvals and the arrangement of financing.

         On April 26, 1996, the Company filed Forms S-1 with the SEC to register the proposed offers for the sale to the public of (i) 3,400,000 shares of Class B common stock (4,000,000 shares if the underwriters exercise their over-allotment options), and (ii) $150,000,000 of senior notes due 2006. Both of these proposed offerings are related to, and expected to be consummated concurrently with, the acquisition discussed above.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 1996 AND 1995

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 COMPARED WITH THREE MONTHS ENDED
MARCH 31, 1995

In the second quarter of fiscal 1996, the Company achieved record net income and earnings per share of $2.3 million and $.18 per share, respectively.

Net sales for the second quarter of fiscal 1996 increased $15.9 million or 36.1% to $60.0 million from second quarter 1995 sales of $44.1 million. The increase in net sales was attributable to continued strong sales in all four marketing and technical units the business supports.

Gross profit for the second quarter of fiscal 1996 increased to $9.3 million, or 15.6% of net sales, from $7.0 million, or 15.9% of net sales, for the same period last year, primarily as a result of the increase in net sales for the period. The decline in gross profit as a percentage of sales is principally the result of costs incurred relating to the initiation of services for the Argentina Air Force under a three-year contract awarded to the Company by Lockheed Martin Aircraft Services.

Selling, general and administrative expenses for the second quarter of fiscal 1996 increased to $3.9 million, or 6.5% of net sales, from $2.8 million, or 6.4% of net sales for the second quarter of fiscal 1995. The increase is primarily attributed to the increase in net sales for the period.

Interest expense for the second quarter of fiscal 1996 decreased to $1.6 million, or 2.7% of net sales, from $2.0 million or 4.5% of net sales for the second quarter of fiscal 1995, primarily due to a reduction in interest paid on the Company's 8% Convertible Subordinated Debentures due 2000 (the "Debentures") as a result of the conversion of more than $13 million principal balance of the Debentures since March 31, 1995. Partially offsetting this reduction was a $1.8 million increase in average borrowings under the Company's existing credit facility during the second quarter of 1996 as compared to the second quarter of 1995.

Income taxes for the second quarter of fiscal 1996 increased to $1.5 million, or 2.5% of net sales, from $916,000, or 2.1% of net sales for the second quarter of fiscal 1995, primarily due to an increase in income before taxes.

As a result of the above factors, net income increased to a record $2.3 million, or 3.9% of net sales for the second quarter of 1996, from $1.3 million, or 3.0% of net sales for the second quarter of 1995. Second quarter 1996 primary and fully diluted earnings per share both increased over 45% to $0.19 and $0.18 per share, respectively, from $0.13 and $0.12 per share, respectively, for the second quarter of 1995.

SIX MONTHS ENDED MARCH 31, 1996 COMPARED WITH SIX MONTHS ENDED MARCH 31, 1995

For the first six months of fiscal year 1996, the Company again had record net sales, net income and earnings per share levels of $118.6 million, $4.4 million and $0.35 per share, respectively.

Net sales increased $35.5 million or 42.7% to $118.6 million in the period from $83.1 million in the first six months of 1995. The increase was due to increased sales in all four marketing and technical units the business supports.

Gross profit for the first six months of fiscal 1996 increased to $18.7 million, or 15.8% of net sales, from $13.2 million or 15.9% of net sales for the first six months of fiscal 1995. The increase was primarily due to the increase in net sales in the first six months of 1996 from the corresponding period in 1995.

Selling, general and administrative expenses for the first six months of fiscal 1996 increased to $7.7 million, or 6.5% of net sales, from $5.5 million, or 6.6% of net sales for the first six months of fiscal 1995. The increase in the first six months of 1996 from the corresponding period in 1995 was primarily due to the increase in net sales in the first six months of 1996 from the corresponding period in 1995.

Interest expense for the first six months of fiscal 1996 decreased to $3.6 million, or 3.1% of net sales, from $3.8 million or 4.6% of net sales for the first six months of fiscal 1995, primarily due to a reduction in interest paid on the Company's Debentures as a result of the conversion of more than $13 million principal amount of the Debentures since March 31, 1995. This reduction was partially offset by a $1.2 million increase in average borrowings under the Company's existing credit facility during the first six months of 1996.

Income taxes for the first six months of fiscal 1996 increased to $2.9 million, or 2.5% of net sales, from $1.6 million, or 2.0% of net sales for the first six months of fiscal 1995, primarily due to an increase in income before taxes.

As a result of the above factors, net income increased to a record $4.4 million, or 3.7% of net sales for the first six months of 1996, from $2.4 million, or 2.8% of net sales for the first six months of 1995. Fully diluted earnings per share increased more than 50% to $0.35 per share for the first six months of 1996 from $0.21 per share for the same period in 1995.

FINANCIAL POSITION

Total assets at March 31, 1996 were $188.3 million, a $2.7 million net increase from the September 30, 1995 total of $185.6 million. The major components of this net increase were (a) a $12.1 million increase in accounts receivable balances, which was partially offset by (b) a net decrease in inventories of $9.3 million, and (c) a $1.0 million decrease in net deferred financing costs as a result of the conversion of the Debentures. The decrease in inventories was attributable to (i) the $11.4 million bulk sale of inventories previously acquired from Continental Airlines, Inc. (the "CAL Inventory", see "Liquidity and Capital Resources"), (ii) a $12.2 million increase in parts inventories associated with requirements for current and near-term work on commercial aviation and industrial engines, and (iii) a $9.2 million decrease in work in process inventories reflecting the timing of material issues from parts inventories to work in process. The increase in accounts receivable was primarily attributable to higher sales late in the quarter and the remaining balance of the sales price of the CAL Inventory.

Total liabilities at March 31, 1996 were $137.4 million, a $11.4 million net decrease from the September 30, 1995 total of $148.8 million. The major components of this net decrease were (a) a $10.5 million reduction in the outstanding balance of the Company's 8% Convertible Subordinated Debentures Due 2000, resulting from the conversion of these debentures into approximately 1,794,000 shares of the Company's Common Stock; (b) a $5.9 million reduction in customer deposits, primarily the result of revenues recognized for the Company's design and installation of a 40 megawatt power station for the city of Higginsville, Missouri; and (c) a $3.1 million decrease in deferred income taxes payable and other long term liabilities; offset by (d) a $10.1 million increase in borrowings under the Company's Revolving Credit Facility.

Total stockholders' equity at March 31, 1996 was $50.9 million, a $14.1 million increase from the September 30, 1995 total of $36.8 million. This increase was primarily due to the conversion of $10.5 million of the Company's Debentures ($9.8 million net of deferred financing costs) into Common Stock since September 30, 1995, along with income from continuing operations of more than $4.4 million. Partially offsetting these increases in equity was the distribution in January 1996 of a $.02 per share cash dividend to the Company's shareholders.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity have been cash flows generated by continuing operations and borrowings from commercial lenders as well as the sale of the CAL Inventory. In addition, other sources of liquidity have been advance payments for power station installations and other customer progress payments. Working capital was $98.2 million at March 31, 1996, as compared with $87.8 million at September 30, 1995.

As of March 31, 1996 there was approximately $50.5 million outstanding under the Company's $55 million Revolving Credit Facility, which matures in April 1999.

Approximately 75% of the sales price for the CAL Inventory, which approximated book value, was received in cash and offsets against outstanding amounts owed by the Company to the buyer. The remaining 25% of the sales price is being carried in accounts receivable, and is due in twelve equal monthly installments which commenced in January 1996.

It is anticipated that funds from operations, together with amounts available under the Company's revolving credit agreement, will provide the Company for the foreseeable future with sufficient liquidity to meet its debt service and operating requirements, and to finance its future capital expenditures.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 11, 1996, the Company conducted its annual meeting of shareholders. As of the record date of January 22, 1996, there were 5,997,012 shares of Common Stock eligible to vote. Of these shares, 5,466,604 (91.2%) were represented either in person or by proxy at this meeting. Two matters were submitted to a vote at the meeting with the following results:

(a) ELECTION OF DIRECTORS - All five incumbent members of the Board of Directors (Eugene P. Conese, Eugene P. Conese, Jr., General Charles Gabriel (USAF, retired), Charles Simons, and Chesterfield Smith) were nominated for election to the Board for a one-year term. All five directors were reelected by the identical vote count of 5,398,108 votes, or 98.75% of the votes cast, "for"; and 68,496 votes "withheld".

(b) INDEPENDENT AUDITORS - The appointment of the accounting firm of Deloitte & Touche LLP as the Company's independent auditors was ratified by a shareholder vote of 5,439,193, or 99.93% of the votes cast, "for"; 340 "against"; and 3,671 "abstaining"; with the balance of 23,400 shares registered as "non-votes".

On March 11, 1996, the Company conducted a special meeting of shareholders. As of the record date of January 22, 1996, there were 5,997,012 shares of Common Stock eligible to vote. Of these shares, 4,162,869 (69.4%) were represented either in person or by proxy at this meeting. One matter was submitted to a vote at the meeting with the following result:

(a) REDESIGNATION OF EXISTING COMMON STOCK AND AUTHORIZATION OF A NEW CLASS OF COMMON STOCK - The redesignation of the Company's existing Common Stock, $0.01 par value to Class A common stock, $0.01 par value and the authorization of the issuance of up to 25,000,000 shares of Class B non-voting common stock, $0.01 par value was approved by a shareholder vote of 3,940,669 votes, or 94.66% of the votes cast, "for"; 0 "against"; and 222,200 "abstaining".

ITEM 5. OTHER INFORMATION

The Company announced on April 19, 1996 that it had signed a definitive purchase agreement with Aviall Inc. (NYSE: AVL) for the purchase of Aviall's Commercial Engine Services division, including engine and component repair, maintenance, overhaul and services operations located in Dallas, Fort Worth and McAllen, Texas, and Prestwick, Scotland. The proposed acquisition, which has an estimated net purchase price of approximately $250 million, is subject to a number of conditions, including governmental approvals and the arrangement of financing.

On April 26, 1996, the Company's Board of Directors declared a dividend of one share of the Company's Class B non-voting common stock, to holders of record of Class A common stock on April 18, 1996, which was issued on May 8, 1996.

On April 26, 1996, the Company filed Forms S-1 with the SEC to register the proposed offers for the sale to the public of (i) 3,400,000 shares of Class B common stock (4,000,000 shares if the underwriters exercise their over-allotment options), and (ii) $150,000,000 of senior notes due 2006. Both of these proposed offerings are related to, and expected to be consummated concurrently with, the acquisition discussed above.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit 11 - Computation of Earnings per Share.

(b)      Exhibit 27 - Financial Data Schedule.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          GREENWICH AIR SERVICES, INC.
                                  (Registrant)

MAY 14, 1996                         s/b ROBERT J. VANARIA
  (Date)                             -----------------------------------
                                     Robert J. Vanaria
                                     Senior Vice President of Administration and
                                     Chief Financial Officer