Form 10-Q
period 1996-06-30
GREENWICH AIR SERVICES INC
filed 1996-08-14
CIK 891461

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

                                  Yes X    No
                                     ---     ---

The number of shares outstanding of each class of the issuer's Common Stock as of August 5, 1996 were:

    Class A common stock, $0.01 par value (NASDAQ: GASIA) - 6,530,381 shares Class B common stock, $0.01 par value (NASDAQ: GASIB) - 9,772,889 shares.

                  GREENWICH AIR SERVICES, INC. AND SUBSIDIARIES

                                      INDEX



PART I          FINANCIAL INFORMATION:                                  PAGE NO.

         Consolidated Balance Sheets as of June 30, 1996
          (unaudited) and September 30, 1995 .................................3

         Consolidated Statements of Income for the three
         months and nine months ended June 30, 1996 and
         1995 (unaudited).....................................................4


         Consolidated Statements of Cash Flows for the
         nine months ended June 30, 1996 and 1995
         (unaudited)..........................................................5

         Notes to Consolidated Financial Statements
         (unaudited)..........................................................6


         Management's Discussion and Analysis of Financial
         Condition and Results of Operations ................................11


PART II         OTHER INFORMATION:

         Item 5.   Other Information........................................ 14

         Item 6.   Exhibits and Reports on Form 8-K..........................14


                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                  GREENWICH AIR SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1996 AND SEPTEMBER 30, 1995

AMOUNTS IN THOUSANDS                                                 JUNE 30,
                                                                       1996        SEPTEMBER 30,
ASSETS                                                              (UNAUDITED)       1995
                                                                    -----------    ------------
Current Assets:

   Cash                                                              $     837      $     180
   Accounts and notes receivable, less allowance of $4,120 in
      June 1996 and $874 in September 1995                             158,322         35,176
   Inventories                                                         266,130        120,933
   Prepaid expenses and other current assets                             7,656          1,267
Total current assets                                                   432,945        157,556
                                                                     ---------      ---------
Property, plant and equipment                                          142,106         32,947
   Less accumulated depreciation                                        (9,710)        (7,289)
                                                                     ---------      ---------
Property, plant and equipment, net                                     132,396         25,658
Deferred financing costs, net                                           11,234          1,717
Other assets                                                               991            689
                                                                     ---------      ---------
TOTAL ASSETS                                                         $ 577,566      $ 185,620
                                                                     =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:

   Accounts payable                                                  $  85,459      $  37,683
   Accrued expenses and current portion of long term liabilities        30,354         16,103
   Customer deposits and deferred revenue                               17,562         15,675
   Income taxes payable                                                  5,575            266
   Other, including current portion of other liabilities                26,905              0
                                                                     ---------      ---------
Total current liabilities                                              165,855         69,727
                                                                     ---------      ---------
Deferred income taxes payable                                           14,374          4,840
Other liabilities                                                       23,382          9,822
Long term debt                                                          74,814         48,782
Long term debt - WAL                                                     1,262          1,604
Senior notes                                                           160,000              0
Convertible subordinated debentures                                      2,566         14,057
Stockholders' Equity:

   Common stock                                                            163             53
   Capital in excess of par value                                      104,233         12,697
   Retained earnings                                                    31,004         24,049
   Treasury stock, at cost                                                 (87)           (11)
                                                                     ---------      ---------
Total stockholders' equity                                             135,313         36,788
                                                                     ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 577,566      $ 185,620
                                                                     =========      =========

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                  GREENWICH AIR SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
               THREE AND NINE MONTHS ENDED JUNE 30, 1996 AND 1995

AMOUNTS IN THOUSANDS,                        THREE MONTHS ENDED JUNE 30,        NINE MONTHS ENDED JUNE 30,
                                           -------------------------------    -----------------------------
  EXCEPT PER SHARE AMOUNTS                       1996            1995             1996            1995
                                            -------------   --------------    -------------   -------------

Net sales                                    $    99,601     $     50,936      $   218,226     $   134,083

Cost of sales                                     86,923           42,774          186,844         112,692
                                             -----------     ------------      -----------     -----------

Gross profit                                      12,678            8,162           31,382          21,391

Selling, general and administrative
   expense                                         5,414            3,220           13,156           8,692
                                             -----------     ------------      -----------     -----------

Income from operations                             7,264            4,942           18,226          12,699
                                             -----------     ------------      -----------     -----------

Non-operating (income) expense:

   Interest expense                                2,781            2,108            6,416           5,573

  Other (income) expense                              25             (242)              24              63
                                             -----------     ------------      -----------     -----------
      Total non-operating expense                  2,806            1,866            6,440           5,636
                                             -----------     ------------      -----------     -----------

Income before provision for income
   taxes                                           4,458            3,076           11,786           7,063

Provision for income taxes                         1,739            1,261            4,647           2,890
                                             -----------     ------------      -----------     -----------

Net Income                                   $     2,719     $      1,815      $     7,139     $     4,173
                                             ===========     ============      ===========     ===========

Earnings per share:

   Primary                                   $      0.20     $       0.18      $      0.56     $      0.41
   Fully diluted                             $      0.19     $       0.16      $      0.54     $      0.36

Weighted average number of common shares
   and common share equivalents:
   Primary                                    13,912,023       10,231,966       12,743,561      10,201,366
   Fully diluted                              14,431,775       13,167,250       13,330,165      13,168,178

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                  GREENWICH AIR SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                    NINE MONTHS ENDED JUNE 30, 1996 AND 1995

AMOUNTS IN THOUSANDS                                        NINE MONTHS ENDED JUNE 30,
                                                           ---------------------------
                                                                1996          1995
                                                           -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                                   $   7,138      $  4,174
Adjustments to reconcile net income to net cash
   provided by operating activities:

   Depreciation and amortization                                 2,763         1,667
   Changes in assets and liabilities:
      Accounts and notes receivable                            (29,433)        1,505
      Inventories                                               13,749       (49,496)
      Prepaid expenses and other current assets                   (603)         (303)
      Other assets                                                (302)          (12)
      Accounts payable                                         (10,736)       10,103
      Accrued expenses, customer deposits and
        deferred revenue                                         7,823        16,123
      Income taxes payable                                       1,330           779
      Other current liabilities                                 (5,256)            0
      Deferred income taxes                                     (1,493)         (254)
      Other non-current liabilities                             (1,000)        9,928
                                                             ---------      --------
   NET CASH USED BY OPERATING ACTIVITIES                       (16,020)       (5,786)
                                                             ---------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                                            (2,472)       (1,796)
Cash paid for Aviall Acquisition                              (226,937)            0
                                                             ---------      --------
   NET CASH USED BY INVESTING ACTIVITIES                      (229,409)       (1,796)
                                                             ---------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:

Net changes in revolving credit facility                        28,037        10,432
Repayments of long term debt                                   (11,993)       (2,697)
Proceeds from sale of treasury shares                              452             0
Purchase of treasury shares                                       (703)          (84)
Proceeds from sale of stock, net                                80,701             0
Proceeds from sale of senior notes                             160,000             0
Exercise of options and warrants                                   432             0
GCL merger                                                           7             0
Cash dividends paid                                               (120)            0
Financing costs paid                                           (10,727)            0
                                                             ---------      --------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                   246,086         7,651
                                                             ---------      --------
NET INCREASE IN CASH                                               657            69
Cash, beginning of periods                                         180           470
                                                             ---------      --------
Cash, end of periods                                         $     837      $    539
                                                             ---------      --------
SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                  GREENWICH AIR SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                  JUNE 30, 1996

1.     STATEMENT OF INFORMATION
       The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes normally included in annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in (i) the Company's latest Annual Report on Form 10-K for the year ended September 30, 1995, and (ii) the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 26, 1996. In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the balance sheets and statements of income and of cash flows for such interim periods presented. The results of operations for the three and nine months ended June 30, 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       ORGANIZATION
       Greenwich Air Services, Inc. ("GASI") and its subsidiaries (collectively, the "Company") overhauls, repairs, and refurbishes gas turbine engines and components used in aviation, marine and industrial applications. The Company also manages government and military service and maintenance programs, and provides management services for the sale, refurbishment and installation of complete gas turbine power plants.

       On June 10, 1996, the Company, through its newly-formed, wholly-owned subsidiary GASI Engine Services Corporation, purchased (a) substantially all of the assets and business of the commercial engine services divisions (the "CES Divisions") of Aviall, Inc. ("Aviall"), and (b) all of the issued and outstanding shares of Aviall Limited, a subsidiary of Aviall (collectively, the "Former Aviall Operations"). The CES Divisions included (i) all of the engine repair and overhaul operations of Aviall located in Dallas and Fort Worth, Texas and (ii) the components and parts repair business of Aviall located in McAllen, Texas. Aviall Limited, which has been renamed Greenwich Caledonian Limited ("Greenwich Caledonian") operated an engine repair and overhaul facility in Prestwick, Scotland. (See Note 6.)

       FOREIGN EXCHANGE
       Greenwich Caledonian utilizes the U.S. dollar as its functional currency. Translation gains and losses are included in its earnings.

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

2.     INVENTORIES

         Inventories are comprised of the following:                  June 30,   September 30,
               Amounts in thousands                                     1996         1995
                                                                        ----         ----

         Parts                                                        $148,597     $ 48,297
         Engines                                                        26,110       11,624
         Work in process                                                84,366       46,663
         Inventories substantially applicable to long-term programs      7,057       14,349
                                                                      --------     --------
                                       TOTAL                          $266,130     $120,933
                                                                      ========     ========

3     EARNINGS PER SHARE
       Primary earnings per share are based on the weighted average number of common shares and common share equivalents outstanding. Common share equivalents include dilutive stock options and stock warrants using the treasury stock method.

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

       During the nine months ended June 30, 1996, $11,491,000 of the Company's 8% Convertible Subordinated Debentures due 2000 (the "Debentures") were converted into 1,024,318 shares of Class A common stock. Also during the nine months ended June 30, 1996 warrants for the purchase of stock and Debentures were exercised and converted into 130,579 shares of Class A and 30,742 shares of Class B common stock. Stock options exercised during the nine months ended June 30, 1996 resulted in the issue of 35,875 shares of Class A and 20,000 shares of Class B common stock.

       On May 8, 1996, the Company paid a dividend of one share of the Company's Class B common stock to holders of record of each share of Class A common stock on April 18, 1996. Retained earnings was charged $63,221 during the nine months ended June 30, 1996 as a result of the issuance of 6,322,147 shares of Class B common stock. All income per share, dividend per share, common shares outstanding, and price per share information has been retroactively restated to reflect this stock dividend.

       On June 4, 1996, the Company sold 3,400,000 shares of Class B common stock through a public offering (the

       "Class B Offering") that generated proceeds of approximately $80.7 million, (net of $4.3 million in related expenses). Proceeds from this offering were used primarily to fund the Aviall Acquisition (see Note 6).

5.     DEBT
       SENIOR NOTES
       On June 4, 1996, the Company sold $160 million principal amount of 10 1/2% Senior Notes due 2006 (the "Senior Notes" or the "Notes") through a public offering. Proceeds from this offering, net of underwriting discounts and expenses approximating $5.0 million, were used primarily to fund the Aviall Acquisition (see Note 6). The Notes are senior unsecured obligations of the Company, which rank PARI PASSU with all unsubordinated unsecured indebtedness of the Company, and rank senior in right of payment to all existing and future subordinated indebtedness of the Company. The Notes are also guaranteed on a senior unsecured basis by each of the Company's domestic subsidiaries (the "Guarantor Subsidiaries") and are secured by a pledge of 65% of the capital stock of Greenwich Caledonian (the "Collateral Subsidiary"). (See Note 9.)

       LONG TERM DEBT
       Concurrently with the consummation of the Class B Offering and the sale of the Senior Notes, the Company refinanced certain existing indebtedness through the "New Credit Facility", comprised of two senior secured revolving credit facilities in the aggregate amount of $175 million, secured by the Company's accounts receivable, inventories and contract rights. Advances under the New Credit Facility are based upon percentages of outstanding eligible accounts receivable and inventories, and are borrowed at either (i) the lender's prime rate plus 0.875% or (ii) the London Interbank Offering Rate ("LIBOR") plus 2.375%. Expenses related to the refinancing of the New Credit Facility aggregated $2.8 million, and were recorded as deferred financing costs.

       In addition, Greenwich Caledonian has borrowings directly from a financial institution in the United Kingdom. Greenwich Caledonian's credit facility consists of a /pound sterling/ 4.0 million ($6.2 million as of June 30, 1996) unsecured overdraft facility payable on demand (the "Overdraft Facility"). Borrowings under the Overdraft Facility bear interest at the LIBOR rate plus 1.625%.

6.     ACQUISITION OF NET ASSETS (THE "AVIALL ACQUISITION")
       On June 10, 1996, the Company, through its newly-formed, wholly-owned subsidiary GASI Engine Services Corporation, purchased the Former Aviall Operations.

       For purposes of closing, the purchase price (paid in cash) was estimated at $226.9 million (based upon the book value of the acquired assets, net of assumed liabilities). The final purchase price will be determined based upon the audited balance sheets as of June 10, 1996, subject to the terms detailed in the purchase agreement.

       The funds used for the acquisition were provided by the Class B Offering (see Note 4), the sale of the Senior Notes (see Note 5), and borrowings under the New Credit Facility (see Note 5). The acquisition has been accounted for using the purchase method of accounting and therefore the accompanying financial statements include the accounts of GASI Engine Services Corporation since June 10, 1996. Prior to June 10, 1996, GASI Engine Services Corporation had no operations.

       The allocation of the estimated purchase price to the net assets acquired and to the individual subsidiaries is based on currently available information and estimates as of the date of the financial statements. Adjustments to the purchase price and to its allocation to the net assets acquired may occur for a period of up to twelve months from the date of purchase as management obtains the information necessary (such as the audited June 10, 1996 balance sheet described above and appraisals of the net assets acquired) to finalize this allocation.

       There is a possibility of significant future adjustments to the purchase price and its allocation.

       The following is a summary of the computation of the estimated net purchase price and the estimated allocation of that price to the assets and liabilities acquired as of June 10, 1996, taking into consideration other direct costs of the acquisition:

         Amounts in thousands
         PURCHASE PRICE DETERMINATION:

           Gross purchase price                                      $330,000

            Less contractual purchase price adjustments for:

              Current assets                                          (16,512)

              Assumed liabilities                                     (86,551)
                                                                     ---------
                Net purchase price                                   $226,937
                                                                     =========
         PURCHASE PRICE ALLOCATION:

            Current assets                                           $258,450

            Property, plant and equipment                             106,687

            Accounts payable and accrued expenses                     (71,132)

            Deferred taxes                                            (11,027)

            Assumed indebtedness                                       (9,319)

            Liabilities for fair value adjustments of certain
              long-term engine maintenance contracts, and liabilities
              related to engine product line relocation costs,
              customer or supplier transfer approvals or
              accommodations, licenses and other liabilities
              (recorded as other liabilities, includes current portion of
              $32,161).                                               (46,722)
                                                                     ---------

                  Net purchase price                                 $226,937
                                                                     =========

     The pro forma results listed below are unaudited and reflect purchase price accounting adjustments assuming the acquisition occurred at the beginning of each period presented. These results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of the periods presented, or of the results which may occur in the future.

                 Amounts in thousands,                   NINE MONTHS ENDED
                   except per share amounts                   JUNE 30,
                                                     --------------------------
                                                        1996          1995
                                                     ------------ -------------

                  Net sales                            $623,777     $508,834

                  Income from operations               $ 34,681     $ 45,095

                  Net income                           $  9,193     $ 15,979

                  Fully diluted earnings per share     $   0.69     $   1.21

7.   OTHER STATEMENT OF CASH FLOWS INFORMATION
     Cash paid for interest was $5,604,000 and $4,914,000 for the nine months ended June 30, 1996 and 1995, respectively. Cash paid for income taxes was $6,356,000 and $2,460,000 for the nine months ended June 30, 1996 and 1995, respectively.

     During the nine months ended June 30, 1996, $11,491,000 of the Company's 8% Convertible Subordinated Debentures due 2000 were converted into 1,024,318 shares of Common Stock. Unamortized deferred issue costs of $872,915 applicable to the Debentures converted were charged to additional paid in capital. The unamortized deferred issue costs are determined at the date of conversion.

     During the nine months ended June 30, 1996, 124,721 shares of the Company's common stock were issued in connection with the cashless exercise of warrants to purchase debentures and shares of common stock.

     Non-cash assets and liabilities obtained in the Aviall Acquisition described in Note 6 were:

            Amounts in thousands

               Current assets                         $258,450

               Property, plant and equipment          $106,687

               Current liabilities                    $103,293

               Non-current liabilities                 $34,907

8.   RELATED PARTY TRANSACTIONS

     During the nine months ended June 30, 1996, the Company purchased engine parts totaling $8,000 from a company affiliated through common ownership. Also during the nine months ended June 30, 1996, the Company performed engine repair services totaling $18,500 for this same affiliate, and $150,000 for another company affilliated through common ownership.

     In May, 1996, the Company completed the servicing of an engine partly owned by a company affiliated through common ownership, which services aggregated to $639,500. This affiliate is a passive investor with a minority interest in, and no management control of the engine serviced.

     The terms of the above transactions are believed by the Company's management to have been on a market basis not materially different from those which would have prevailed in a transaction on an arms-length basis with an unrelated person.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1996 AND 1995

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1995

Net sales for the third quarter of fiscal 1996 increased $48.7 million to $99.6 million from third quarter 1995 sales of $50.9 million. The increase in net sales was due to the inclusion of Aviall's commercial engine service operations in Texas and Scotland since their acquisition by the Company on June 10, 1996, as well as a 16% increase in revenues from the Company's existing operations.

Gross profit for the third quarter of fiscal 1996 increased to $12.7 million, or 12.7% of net sales, from $8.2 million, or 16.0% of net sales, for the same period last year, primarily as a result of the increase in net sales for the period. The decline in gross profit as a percentage of sales is principally the result of sales generated by the Former Aviall Operations in the twenty days since their acquisition, which have historically returned lower margins. Operating margins for the Former Aviall Operations are expected to improve in the future as the Company executes its integration plan, consisting, in part, of consolidation and integration of support functions and management systems, and the elimination of certain duplicative corporate overhead charges. Among other things, this plan is intended to reduce costs and improve operating efficiencies, including the reduction of engine turnaround times and related contractual penalties

Selling, general and administrative expenses for the third quarter of fiscal 1996 increased to $5.4 million, or 5.4% of net sales, from $3.2 million, or 6.3% of net sales for the third quarter of fiscal 1995. The increase is primarily attributed to the inclusion of the Former Aviall Operations.

Interest expense for the third quarter of fiscal 1996 increased to $2.8 million, or 2.8% of net sales, from $2.1 million or 4.1% of net sales for the third quarter of fiscal 1995, primarily due to the increase in outstanding borrowings related to the New Credit Facility and the issuance of the Senior Notes. Partially offsetting this increase was a $13.9 million decrease in the average outstanding balance of the Debentures as compared to the third quarter of 1995.

Income taxes for the third quarter of fiscal 1996 increased to $1.7 million, or 1.7% of net sales, from $1.3 million, or 2.5% of net sales for the third quarter of fiscal 1995, primarily due to an increase in income before taxes.

As a result of the above factors, net income increased almost 50% to $2.7 million, or 2.7% of net sales for the third quarter of fiscal 1996, from $1.8 million, or 3.6% of net sales for the third quarter of fiscal 1995. Third quarter fiscal 1996 primary and fully diluted earnings per share increased to $0.20 and $0.19 per share, respectively, from $0.18 and $0.16 per share, respectively, for the third quarter of fiscal 1995, even after giving effect to increases in the number shares outstanding of 36% and 10%, respectively.

NINE MONTHS ENDED JUNE 30, 1996 COMPARED WITH NINE MONTHS ENDED JUNE 30, 1995

Net sales for the first nine months of fiscal 1996 increased $84.1 million or 62.8% to $218.2 million from net sales of $134.1million for the first nine months of fiscal 1995. The increase in net sales was attributable to the inclusion of the Former Aviall Operations as well as a 32% increase in revenues at the Company's existing operations.

Gross profit for the first nine months of fiscal 1996 increased to $31.4 million, or 14.4% of net sales, from $21.4 million, or 16.0% of net sales, for the first nine months of fiscal 1995, primarily as a result of the increase in net sales for the period. The decline in gross profit as a percentage of sales is principally the result of sales generated by the Former Aviall Operations, which have historically returned lower margins.

Selling, general and administrative expenses for the first nine months of fiscal 1996 increased to $13.2 million, or 6.0% of net sales, from $8.7 million, or 6.5% of net sales for the first nine months of fiscal 1995. The increase is primarily attributable to the inclusion of the Former Aviall Operations.

Interest expense for the first nine months of fiscal 1996 increased to $6.4 million, or 2.9% of net sales, from $5.6 million or 4.2% of net sales for the first nine months of fiscal 1995, primarily due to the increase in outstanding borrowings related to the New Credit Facility and the issuance of the Senior Notes. Partially offsetting this increase was a $8.7 million decrease in the average outstanding balance of the Debentures as compared to the first nine months of fiscal 1995.

Income taxes for the first nine months of fiscal 1996 increased to $4.6 million, or 2.1% of net sales, from $2.9 million, or 2.2% of net sales for the first nine months of fiscal 1995, primarily due to an increase in income before taxes.

As a result of the above factors, net income increased to $7.1 million, or 3.3% of net sales for the first nine months of fiscal 1996, from $4.2 million, or 3.1% of net sales for the first nine months of fiscal 1995. Nine month fiscal 1996 primary and fully diluted earnings per share increased to $0.56 and $0.54 per share, respectively, from $0.41 and $0.36 per share, respectively, for the first nine months of fiscal 1995.

FINANCIAL POSITION

Total assets at June 30, 1996 were $577.6 million, a $392.0 million net increase from the September 30, 1995 total of $185.6 million. The major components of this net increase were (a) the addition of $365.1 in assets as a result of the Aviall Acquisition (see Note 6 of the notes to unaudited consolidated financial statements); (b) a $29.4 million increase in accounts receivable balances, and
(c) a $9.5 million net increase in deferred financing costs as a result of the debt issue costs associated with both the Senior Notes and the New Credit Facility. These increases were partially offset by a net decrease in inventories of $13.7 million, which was primarily attributable to the $11.4 million bulk sale of inventories previously acquired from Continental Airlines, Inc. (The "CAL Inventory"). The increase in accounts receivable was primarily attributable to higher sales late in the quarter coupled with the timing of customer collections after June 30th, and the remaining balance of the sales price of the CAL Inventory, which is due in monthly installments through December 31, 1996.

Total liabilities at June 30, 1996 were $442.2 million, a $293.4 million net increase from the September 30, 1995 total of $148.8 million. The major components of this net increase were (a) the assumption of $138.2 million in liabilities as a result of the Aviall Acquisition; (b) the issuance of $160 million in Senior Notes; (c) a $28.0 million increase in borrowings under the Company's New Credit Facility; and (d) a $7.8 million increase in accrued expenses, customer deposits and deferred revenue, primarily the result of advance payments received under a certain government program; offset by (e) a $11.5 million reduction in the outstanding balance of the Company's Debentures, resulting from the conversion of these debentures into approximately 1,024,000 shares of the Company's Class A common stock; and (f) the retirement of vendor obligations resulting in a decrease in accounts payable of $10.7 million.

Total stockholders' equity at June 30, 1996 was $135.3 million, a $98.5 million increase from the September 30, 1995 total of $36.8 million. This increase was primarily due to (a) net proceeds of approximately $80.7 million from the Class B Offering and (b) the conversion of $11.5 million of the Company's Debentures into Class A common stock since September 30, 1995, along with net income of more than $7.1 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of liquidity was cash generated from the Class B Offering and the sale of the Senior Notes. In addition, other sources of liquidity have been cash flows generated by continuing operations, borrowings from commercial lenders, the bulk sale of inventories, and customer advances and progress payments. Working capital was $267.1 million at June 30, 1996, as compared with $87.8 million at September 30, 1995.

As of June 30, 1996 there was approximately $68.5 million outstanding under the Company's $175 million New Credit Facility, which matures in June 2001. The Company may be required to borrow additional amounts under the New Credit Facility through the end of calendar 1996 in order to meet changes in its working capital requirements.

Based upon current and anticipated levels of operations and plans for integrating the Former Aviall Operations, the Company believes that its cash flow from operations, combined with borrowings available under the New Credit Facility, will be sufficient to enable the Company to meet its cash operating requirements, including scheduled interest and principal payments, capital expenditures and working capital needs.

The Company believes that the integration of its existing operations with those of the Former Aviall Operations will result in opportunities to improve cash flows by capitalizing on the cost savings resulting from the elimination of duplicative functions in the areas of administration, sales, marketing, purchasing, technical and field services, and management information systems. The Company anticipates, however, that it will incur expenditures of approximately $8.5 million related to this integration, which is expected to be completed during the third quarter of fiscal 1997. Such non-recurring expenditures include amounts related to integration of management information systems and other costs of consolidation. These non-recurring expenditures initially will be funded through cash flow from operations and borrowings under the New Credit Facility. There are no legal or political restrictions on the Company's ability to transfer funds from its foreign subsidiary.

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION
     THE AVIALL ACQUISITION
     On June 10, 1996, the Company, through its newly-formed, wholly-owned subsidiary GASI Engine Services Corporation, purchased the Former Aviall Operations. For purposes of closing, the purchase price (paid in cash) was estimated at $226.9 million (based upon the book value of the acquired assets, net of assumed liabilities). The final purchase price will be determined based upon the audited balance sheets as of June 10, 1996, subject to the terms detailed in the purchase agreement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibit 11 - Computation of Earnings per Share.

(b)     Exhibit 27 - Financial Data Schedule.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          GREENWICH AIR SERVICES, INC.
                          ----------------------------
                                  (Registrant)



AUGUST 13, 1996                     s/b ROBERT J. VANARIA
- ---------------                     ----------------------
    (Date)                          Robert J. Vanaria
                                    Senior Vice President of Administration and
                                    Chief Financial Officer