Form 10-K
period 1996-09-30
GREENWICH AIR SERVICES INC
filed 1996-12-30
CIK 891461

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

                         COMMISSION FILE NUMBER 0-22706

                          GREENWICH AIR SERVICES, INC.
             (Exact name of Registrant as specified in its charter)

   DELAWARE                                            58-1758941
(State or other jurisdiction of       (I.R.S. Employer Identification Number)
incorporation or organization)


      P.O. BOX 522187, MIAMI, FLORIDA                        33152
   4590 NW 36TH STREET, MIAMI, FLORIDA                       33122
 (Address of principal executive offices)                  (Zip Code)

  Registrant's telephone number, including area code:            (305) 526-7000
                                                                 --------------

  Securities registered pursuant to Section 12(b) of the Act:       NONE
                                                                    ----

           Securities registered pursuant to Section 12(g) of the Act:

  CLASS A COMMON STOCK, PAR VALUE          CLASS B COMMON STOCK, PAR VALUE
  --------------------------------         -------------------------------
     $.01 PER SHARE                                $.01 PER SHARE
     --------------                                --------------
   (Title of Class)                              (Title of Class)

                     8% CONVERTIBLE SUBORDINATED DEBENTURES
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
  such filing requirements for the past 90 days. YES   X    NO

         Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

        As of December 13, 1996: (a) 6,971,213 shares of Class A Common Stock, par value $.01 per share of the Registrant (the "Class A Common Stock" or the "Common Stock") were outstanding, and 9,778,176 shares of Class B Common Stock, par value $.01 per share of the Registrant (the "Class B Common Stock") were outstanding; (b) the number of shares of the voting Class A Common Stock held by non-affiliates was 3,307,194; (c) based upon the closing sale price of $231/2 per share of Class A Common Stock on December 13, 1996, the aggregate market value of the voting shares held by non-affiliates was $77,719,059.

  DOCUMENTS INCORPORATED BY REFERENCE: Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on March 21, 1997 - Part III

                                     PART I

ITEM 1.  BUSINESS

GENERAL

        Greenwich Air Services, Inc. and its subsidiaries (collectively, the "Company") is the largest and most diversified independent gas turbine engine repair and overhaul company in the world. The Company provides repair and overhaul services for gas turbine aircraft engines used to power Boeing 707, 727, 737, 747 and 767; McDonnell Douglas DC-8, DC-9, DC-10, MD-11, MD-80 and MD-90; Airbus A-300, A-319, A-320, A-321, A-330 and A-340; Lockheed L-1011; and
a variety of military aircraft. The Company also services aeroderivative engines used in a variety of industrial and marine applications and turboprop engines predominately used by regional air carriers. In addition, the Company manages government and military service and maintenance programs and provides for the sale and refurbishment of gas turbine power plants (with electrical power output of up to 120 megawatts) in various countries around the world.

         The Company provides services to more than 500 customers, including passenger airlines; freight and package air carriers; utilities and industrial users; and military and government programs. Such services are provided on a worldwide basis through four major engine repair and overhaul service centers located in Dallas, Texas; Miami, Florida; East Granby, Connecticut; and Prestwick, Scotland. These service centers are supported by engine components repair facilities in Miami, Florida and McAllen, Texas; an engine repair and testing facility in Fort Worth, Texas; and an engine testing facility at JFK International Airport in New York, New York.

         The Company markets its services through three marketing and technical groups: (i) commercial aircraft engine services, (ii) government programs, and
(iii) aeroderivative engine services. These groups comprised approximately 81%, 11%, and 8%, respectively, of the Company's fiscal 1996 net sales.

        The Company's net sales have increased from $75.8 million in fiscal 1991 to $397.9 million in fiscal 1996 and, notwithstanding costs incurred in connection with its growth strategy, the Company increased net income during such period from $3.5 million to $11.8 million. On a PRO FORMA basis for fiscal 1995, after giving effect to its acquisition of the "Aviall Business" described below, the Company would have had combined sales of $701.1 million and earnings before interest, taxes, depreciation and amortization ("EBITDA") of approximately $63.1 million. In the fourth quarter of fiscal 1996, the Company's net sales, EBITDA and net income were $179.7 million, $17.6 million and $4.7 million, respectively.

COMPANY HISTORY

        The Company was formed in October 1987 to acquire substantially all of the operating assets and business of a Miami-based aircraft service corporation established in 1944 to service military aircraft. At the time of the acquisition, the corporation was primarily engaged in structural airframe maintenance and the repair and servicing of low by-pass Pratt & Whitney JT3D engines and components operated by affiliates of its former owners, with sales to such entities accounting for approximately 30% of its net sales. Upon obtaining control, the Company's management established strategic goals of expanding the number and lines of gas turbine engines serviced and increasing the existing customer base to include more package and freight air carriers, industrial and marine users, and military and government agencies.

        In 1992, the Company moved its principal operations from an approximately 200,000 square foot facility near the cargo center of Miami International Airport to the almost 500,000 square foot engine service center formerly operated by Eastern Airlines. Concurrent with entering into a favorable thirty-year lease for the larger facility, which includes three on-site engine test cells, the Company acquired from the Eastern Airlines estate substantially all of the equipment and tooling necessary for the repair and maintenance of Rolls Royce RB211-22B and General Electric ("GE") CF6-50 high by-pass aircraft engines. This paved the way for the Company's entry into the servicing market for these larger and more efficient engines, which are used to power wide-body aircraft such as the Airbus A300, Boeing 747, Lockheed L-1011 and McDonnell-Douglas DC-10.

        In November 1993, the Company raised approximately $23.7 million in capital through its initial public offering of Common Stock and 8% Convertible Subordinated Debentures due 2000 (the "Debentures"). Using a portion of the proceeds from that offering along with additional bank financing, in April 1994 the Company acquired the operating assets and business of Gas Turbine Corporation East Granby Division (the "GTC Division") from Chromalloy Gas Turbine Corporation ("Chromalloy"), a competitor of the Company that had the capability to repair certain engine lines and models that the Company did not then service, including the Pratt & Whitney JT8D-200 medium by-pass aircraft engine and GG4 industrial engine. The acquisition also provided the Company with additional test cell capabilities for high by-pass engines, including the Pratt & Whitney JT9D. The Company also acquired the GTC Division's well-established power station design and installation operation. In fiscal 1994, the operations of the GTC Division contributed sales of $28.9 million for the five and one-half months during which it was owned by the Company, which increased in fiscal 1995 to $72.4 million, reflecting a full year of operations. The operations of the GTC Division have been consolidated in Greenwich Air Services -Connecticut, Inc., a wholly-owned subsidiary of the Company (hereinafter "Greenwich-Connecticut").

RECENT EVENTS

        THE AVIALL ACQUISITION

        On June 10, 1996, the Company acquired the commercial gas turbine engine service and engine components repair business (the "Aviall Business") of Aviall, Inc. and Aviall Services, Inc. (collectively, "Aviall"), the leading independent provider of gas turbine aircraft engine maintenance and engine components repair services. The combination of the Company and the Aviall Business has made the Company the largest and most diversified independent gas turbine engine repair and overhaul company in the world.

        Aviall's engine repair and overhaul operations date back to 1932, and in 1955, it became the world's first major independent gas turbine engine repair facility. These operations were owned by Aviall since Aviall was spun-off from Ryder System, Inc. in 1993. The Aviall Business' net sales increased to $504.8 million in calendar 1995 from $482.9 million in calendar 1993. Prior to the Company's acquisition of the Aviall Business, Aviall had spent in excess of $84.0 million over five years to build state-of-the-art engine repair and overhaul facilities in Dallas and Fort Worth, Texas and in Prestwick, Scotland. However, its operating income declined significantly over this period. These declines in profitability can be attributed to a variety of factors, including unfavorable pricing granted to certain customers, inefficiencies in its overhaul operations, expenses associated with reengineering its facilities, and significant costs and penalties on specific contracts where the Aviall Business was unable to meet contractual requirements.

        The Aviall Business consisted of: (a) substantially all of the assets and business of Aviall's commercial engine services divisions located in Dallas and Fort Worth, Texas and the engine component repair business located in McAllen, Texas, and (b) all of the issued and outstanding shares of capital stock of Aviall Limited, a subsidiary of Aviall located in Prestwick, Scotland (hereinafter "Greenwich Caledonian Limited"). The purchase price for the Aviall Business, net of assumed liabilities and indebtedness and as adjusted in accordance with the Purchase Agreement, was approximately $230.1 million. The Company paid the entire net purchase price of the Aviall Business (the "Net Purchase Price") in cash. The Net Purchase Price was financed with certain of the proceeds from concurrent public offerings of $100 million of the Company's Class B Common Stock and $160 million principal amount of 10-1/2% Senior Notes due 2006, and a new credit facility. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Liquidity and Capital Resources," "-- New Credit Facility," "--Senior Note Offering" and "-- Use of Proceeds from Equity Offering and Senior Note Offering and New Credit Facility."

        COMPETITIVE ADVANTAGES

        The Company believes that the principal competitive advantages resulting from the Aviall acquisition are:

         /bullet/ WORLDWIDE LEADER. The Company has become the world's largest independent gas turbine engine repair and overhaul company with major facilities located in the United States and in Europe. In addition, the Company believes that its base of over 500 customers is the largest and most diversified of all independent providers of gas turbine repair and overhaul services.

         /bullet/ FULL SERVICE PROVIDER. The Company now provides repair and overhaul services on 14 engine lines and 50 engine models, supporting the world's five leading gas turbine engine manufacturers - CFM International, GE, International Aero Engines, Pratt & Whitney and Rolls Royce. The Company believes that no other gas turbine engine overhaul operation has this breadth of capabilities.

         /bullet/ STRONG ENTREPRENEURIAL MANAGEMENT TEAM. The Company's management team has demonstrated with the operating success of Greenwich-Connecticut its ability to integrate substantial operations following their acquisition. The Company believes that it will also be successful in integrating the Aviall Business, and will continue to provide its customers with a high level of service at competitive prices.

         /bullet/ FLEXIBILITY IN PRODUCTION PLANNING. The Company has the ability to shift work between four engine service centers in order to optimize efficiencies and meet customers' requirements on a real-time basis.

         /bullet/ CROSS-SELLING OF SERVICES. Many of the engine lines and models serviced by the Aviall Business were not serviced by the Company prior to the acquisition, and many of the engine lines and models serviced by the Company were not previously serviced by the Aviall Business. The Company has commenced to implement its strategy of "cross-selling" services to former customers of the Company and the Aviall Business for engine lines and models previously serviced by competitors. Prior to the acquisition of the Aviall Business, Continental Airlines was the only major customer serviced by both the Company and the Aviall Business.

        COMPANY STRATEGY

        INTEGRATION PLAN

         The Company's strategy following the Aviall acquisition is to improve the profitability of the Aviall Business, enhance services offered to the Company's customers and to maintain the Company's historical efficiency. The Company is currently implementing this strategy by:

         /bullet/ ACHIEVING COST REDUCTIONS. Eliminating duplicative functions performed by both the Company and the Aviall Business in the areas of administration, finance, sales, marketing, purchasing, technical and field services, and management information systems. In addition, the Company believes that it will benefit by utilizing the Aviall Business' components repair facility to perform work that the Company formerly contracted out to third parties.

         /bullet/ IMPROVING OPERATING EFFICIENCIES. The Company believes that it is one of the most efficient providers of gas turbine engine repair and overhaul services. The Company has implemented its program to achieve greater production and operating efficiencies in the Aviall Business through more flexible collective bargaining agreements entered into in 1996 and by realigning engine repair and overhaul services among its several facilities.

         /bullet/ IMPROVING CONTRACTUAL PERFORMANCE. The Company believes that its experienced and entrepreneurial management team will enable the Aviall Business to improve engine turnaround time and reduce related contractual penalties through increased productivity of the Aviall Business' workforce and improved operating and production efficiencies.

        EQUITY AND SENIOR NOTE OFFERINGS

               STOCK DISTRIBUTION AND EQUITY OFFERING

         On May 8, 1996 the Company distributed to holders of the Company's Class A Common Stock one share of Class B Common Stock for each share of Class A Common Stock outstanding. The rights of the holders of Class A Common Stock and Class B Common Stock are identical, except that the Class B Common Stock has no voting rights.

         Concurrently with the Aviall acquisition, the Company consummated a public offering (the "Equity Offering") of 4,000,000 shares of Class B Common Stock. Of the 4,000,000 Class B shares sold in connection with the Equity Offering, 3,400,000 Class B shares were sold by the Company, and 600,000 Class B Shares were sold by Eugene P. Conese, the Chairman and Chief Executive Officer of the Company (sometimes referred to herein as the "Selling Stockholder"). The total proceeds to the Company and the Selling Stockholder, net of underwriting discounts and expenses, were approximately $80.7 million and $14.3 million, respectively. The Company did not receive any of the proceeds from the sale of Class B Common Stock by the Selling Stockholder in the Equity Offering.

               SENIOR NOTE OFFERING

        Also concurrently with the Aviall Acquisition, the Company consummated a public offering (the "Senior Note Offering") of $160.0 million aggregate principal amount of its 10-1/2% Senior Notes due 2006 (the "Notes"). The total proceeds to the Company, net of underwriting discounts and expenses, were approximately $154.7 million.

        NEW CREDIT FACILITY

         Concurrently with the Aviall acquisition and the related Equity Offering and Senior Note Offering, the Company refinanced substantially all of its indebtedness under its existing credit facility through a new loan and security agreement (the "New Credit Facility") with a group of secured lenders (the "Senior Lenders"). Under the New Credit Facility, the Senior Lenders have provided the Company with two senior secured revolving credit facilities in the aggregate amount of up to $175.0 million, a portion of which was utilized to finance a portion of the purchase price for the Aviall acquisition.

         See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Liquidity and Capital Resources" for more information concerning the Equity Offering, the Senior Note Offering and the terms of the New Credit Facility.

LONG-TERM STRATEGIC OBJECTIVES

        The Company's long-term strategic objectives are to improve its profitability, maintain its position as the world's largest independent provider of gas turbine engine repair and overhaul services, and accelerate its growth. The Company's strategy to achieve these objectives may be summarized as follows:

         /bullet/ SERVICE NEW ENGINE LINES AND MODELS. The Company will continue its historical strategy of increasing the number of engine lines and models serviced by its facilities and seek to develop servicing capabilities for additional gas turbine engines. The Company believes that this strategy creates new market opportunities while offering its customers one-stop shopping capability, as some of the Company's customers use engines for which the Company currently has no servicing capabilities.

         /bullet/ EXPAND AERODERIVATIVE ENGINE SERVICES. Certain of the engine lines serviced by the Company for its airline and cargo customers have aeroderivative engine lines used in industrial, marine and military applications. The Company has been successful in providing service to the aeroderivative gas turbine engine market, resulting in sales growth in these services from $10.5 million in 1992 to $31.7 million in 1996.

         /bullet/ EXPAND SERVICE TO REGIONAL CARRIERS. The Aviall Business was a leading provider of engine repair and overhaul services for the PW-100, an engine predominantly used by regional carriers. The Company believes that this market has the potential for substantial growth and that the Company will be well-positioned to capture a larger share of this market.

         /bullet/ PURSUE BUSINESS COMBINATIONS. The Company has been successful in utilizing strategic business combinations to accelerate its growth, specifically the acquisitions of Greenwich-Connecticut and the Aviall Business. Management will continue to analyze and attempt to consummate opportunistic business combinations that arise, whether in the form of acquisitions, joint ventures, or strategic alliances.

ENGINE AND COMPONENT SERVICES

        GENERAL

        The Company provides its gas turbine engine services primarily through four state-of-the-art engine repair and overhaul service centers located in Dallas, Texas; East Granby, Connecticut; Miami, Florida; and Prestwick, Scotland. These facilities are supported by engine components repair facilities in Miami and McAllen, Texas: an engine repair and testing facility in Fort Worth, Texas; and an engine testing facility at JFK International Airport in New York. The Company also warehouses spare parts in a separate facility in Chicopee, Massachusetts. The engine repair and overhaul services provided by the Company at these locations include (i) engine disassembly, (ii) cleaning of parts, (iii) inspection and nondestructive testing for wear and damage, including cracks, erosion and sizing, (iv) evaluation of necessary repairs, (v) the repair or replacement of parts, accessories or components, (vi) reassembly and (vii) performance testing. The Company identifies and tracks the parts from each individual engine throughout the overhaul process in order to maintain the integrity of the engines it services. The engine services offered by the Company also include 24-hour emergency repairs whereby the Company will dispatch its personnel to repair engine components or replace parts while the engine is mounted on the aircraft.

        There are three primary reasons for removing an engine from an aircraft for servicing: (i) an engine has been utilized to the point where the life limit for one or more of its parts has been reached and the part must be replaced,
(ii) the engine has been damaged or (iii) the aircraft instrumentation system indicates that the engine is not performing optimally. The cost of servicing an engine that has been removed for these or other reasons may vary from $100,000 to more than $1.5 million, depending upon the age, size and model of engine, and the extent of the customer-authorized repairs being performed.

        In addition to its gas turbine engine repair and overhaul services, the Company also maintains engine components and accessory repair operations in McAllen, Texas and Miami, Florida. The McAllen operation provides gas turbine engine blade and vane repairs which require a high level of expertise, advanced technology and sophisticated equipment. These services were primarily provided to the engine repair and overhaul service centers of the Aviall Business in Dallas, Texas and Prestwick, Scotland as support for the engine repair and overhaul operations conducted at those facilities. As a result of the Aviall acquisition, such support is now offered to all of the Company's service center operating facilities, including those in Miami, Florida and East Granby, Connecticut. The accessory refurbishment services offered by the Company also include the repair, refurbishment and overhaul of numerous accessories and components mounted on gas turbine engines, aircraft wings and frames or fuselages. Engine accessories include fuel pumps, generators and fuel controls. Components include pneumatic valves, starters and actuators, turbo compressors and constant speed drives, hydraulic pumps, valves and actuators, electro-mechanical equipment and auxiliary power unit accessories.

        COMMERCIAL AIRCRAFT ENGINE SERVICES

        The commercial aircraft industry continues to represent the Company's largest market for gas turbine engine services, growing from approximately $66.5 million, or 63% of the Company's total net sales in fiscal 1994 to $323.6 million, or 81% of total net sales in fiscal 1996.

        Since the early 1990's, several regional and mid-sized air carriers have begun operations, all of which outsource their engine service requirements. During this period, a number of major carriers, as well as many freight and package carriers, began actively outsourcing their engine service work to independent repair facilities such as the Company. Market and customer requirements have prompted the leading engine manufacturers to de-emphasize or discontinue production of the older, less fuel-efficient engine lines, such as the low by-pass Pratt & Whitney JT3D and JT8D, and focus on the production of high by-pass engines such as the GE CF6 series, Rolls Royce RB211 series, CFM International CFM56 series and International Aero Engines V2500 engines. However, many airlines are strategically operating both older and newer engines in an effort to maximize asset utilization. As a result, the Company believes that, in addition to increasing demand for high by-pass engine services, there will be a continued opportunity to service low by-pass engines.

        While manufacturers introduce new engine lines infrequently, they routinely offer derivative models of existing engines. The Company continually evaluates new engine lines, models and derivatives to determine whether the potential demand for overhaul services justifies the expenditures required for inventory and modifications to tooling and equipment.

        The Company also maintains a limited inventory of aircraft engines for short-term rental to its overhaul customers. Such rental engines are generally rented to customers for the period during which the customers' engines are undergoing service by the Company's repair and overhaul operations.

        GOVERNMENT PROGRAMS

        The Company provides engine, aircraft and accessory repair and overhaul services to the United States military and other domestic and foreign government agencies, as well as material distribution and logistics management services. The Company provides these services directly as a prime contractor and as a subcontractor to other major defense contractors. Net sales to military and other government agencies has grown from approximately $21.1 million, or 20% of total net sales in fiscal 1994 to $42.5 million, or 11% of total net sales in fiscal 1996.

        During fiscal 1996, the Company strengthened its presence in the foreign military market with contracts from the Israeli Ministry of Defense, Royal Moroccan Air Force, and Colombian Air Force. The Company has also received additional orders from the U.S. Navy for the refurbishment of aeroderivative marine engines. Furthermore, significant follow-on contracts were awarded to the Company by Northrop Grumman Aerospace to repair engines for the U.S. Army/Air Force Joint STARS program. The Company anticipates that total revenues from these multi-year contracts will exceed $20 million.

        AERODERIVATIVE ENGINE SERVICES

        Industrial and marine gas turbine engines are used for an increasing variety of applications, including driving pumps and compressors for oil and gas pipelines, generating electric power for electric utilities, cogeneration projects and industrial applications, and powering commercial and naval vessels. In addition to repair and overhaul services, the Company provides worldwide management services for the design, sale, refurbishment, and installation of complete gas turbine power plants with electrical power output of up to 120 megawatts. The services provided include the repair and overhaul of industrial and marine engines, free turbines and modules, as well as the installation of the equipment, start up, training, and on-site testing. Depending on customer needs, the Company offers complete turnkey operations or equipment only. In addition, the Company offers total turbine on-site services worldwide. Net sales from aeroderivative engine services has grown from approximately $17.5 million, or 17% of the Company's total net sales in fiscal 1994 to $31.7 million, or 8% of total net sales in fiscal 1996.

SALES AND MARKETING

        The Company's marketing organization is comprised of three marketing and technical groups: (i) commercial aircraft engine services, (ii) government programs, and (iii) aeroderivative engine services. Members of the Company's senior management are responsible for the coordination and overall performance of each of these groups. Direct sales personnel include key employees with contacts in their respective industries. In addition, the Company advertises in trade, technical and industrial journals and maintains close working relationships with engine and aircraft manufacturers, as well as with industrial and marine engine users.

        The Company believes that the critical factors for customers in selecting an engine repair and overhaul vendor are dependable performance through prompt turnaround time and engine reliability, proactive engineering support, responsiveness, price, and flexibility. The Company's gas turbine engine repair and overhaul operation attempts to differentiate itself from the competition through flexibility and customer responsiveness. This includes meeting delivery commitments, providing around-the-clock service, customizing work scopes to the specific requirements of each engine overhauled and offering state-of-the-art technical facilities and expertise, including the development of new repairs. In marketing its services, the Company emphasizes its experience in the repair, maintenance, refurbishment and overhaul of aircraft gas turbine engines of various sizes and thrust capacities and aeroderivative gas turbine engines. The Company also emphasizes its domestic and international service capabilities; its turnaround time performance; quality of work performed; extensive technical libraries; staff of more than 60 engineers; employee training programs; and competitive pricing structures.

        The Company generally provides services for regular customers under service agreements providing for payments based upon any one of the following arrangements:

        /bullet/ A time and materials formula normally predicated upon a negotiated hourly labor rate multiplied by the actual hours expended plus a charge for materials used and other subcontracted vendor services;

        /bullet/ Fixed price arrangements for components, modules and accessories, as well as total engine overhauls based on specific work scopes; and

        /bullet/ For customers who wish to enter into long-term arrangements for scheduled engine overhauls with predefined and scheduled payment terms, the Company offers "rate-per-hour" ("RPH") agreements. An RPH agreement requires the customer to pay for engine services over the life of the agreement based on an hourly rate multiplied by the greater of actual flight hours or a minimum number of monthly flight hours established in advance.

CUSTOMERS

        The Company provides services to more than 500 customers, primarily in the commercial aviation industry, the natural resources and electrical utility industries and government and military agencies. On a pro forma basis (assuming the Aviall acquisition had been consummated on October 1, 1995), in fiscal 1996, Continental Airlines would have accounted for approximately 13% of the Company's total net sales, the top five customers of the Company would have accounted for approximately 42% of the Company's net sales, and sales to foreign customers would have accounted for approximately 26% of the Company's net sales.

         On September 23, 1996, the Company announced that USAir, one of its five largest customers, had elected not to renew its 5-year agreement for CFM56-3 engine services. The loss of this contract was anticipated by the Company prior to the Aviall acquisition and was therefore not factored into management's plans. The Company's contracts with Southwest Airlines, another of its five largest customers, for CFM56 and Pratt & Whitney JT8D engine services expire in March 1997. Southwest Airlines is currently accepting bids from the Company and its competitors for new long-term commercial engine service agreements. Although the Aviall Business performed these services for Southwest Airlines since the late 1970s, no assurance can be given that the Southwest Airlines agreements and/or other agreements with major customers scheduled to expire will be renewed with the Company upon commercially reasonable terms or at all. Since the end of fiscal 1995, the Company has signed long-term agreements with Air Hong Kong, Federal Express, LOT Polish Airlines, and Northrop
Grumman Aerospace.

COMPETITION

        The Company believes that the primary competitive factors in its industry are engineering support, quality, turnaround time, overall customer service, and price. The Company believes that it competes favorably on the basis of the foregoing factors. Additionally, the Company believes that the large number of engine lines and models it services provide it with a competitive advantage. The Company does not believe that the location of its facilities is a significant factor to its customers in selecting the Company, because substantially all of the engines serviced by the Company are transported by common carrier to the Company's facilities for service.

        The Company believes that the most significant competitive pressures in the foreseeable future will come from GE, Pratt & Whitney, and other major OEMs, who maintain gas turbine engine service centers which provide repair and overhaul services for the aircraft and aeroderivative gas turbine engines they manufacture. Certain of these OEMs are also actively seeking to provide engine services on new and used gas turbine engines manufactured by rival OEMs. In addition to OEMs, competition for engine repair and overhaul business comes from passenger airlines, many of which own and operate engine and aircraft maintenance service centers. Although these repair operations are primarily for their own equipment, certain airlines also provide engine repair and overhaul services for third parties. Other independent engine service organizations also compete for the repair and overhaul of gas turbine engines.

GOVERNMENT REGULATION

        The Federal Aviation Administration ("FAA") and the British Civil Aviation Administration ("BCAA") regulate providers of services on aircraft engines and frames. As the holder of FAA Class 3 power plant repair station certificates for its facilities in Dallas, Texas; Miami, Florida; and East Granby, Connecticut, the Company is authorized to service all lines and models of gas turbine aircraft engines. These certificates provide the Company with the competitive advantage of not being required to obtain separate FAA certification for each line of gas turbine aircraft engine it elects to service. The Company also has separate FAA airframe and accessory class ratings. The Company's FAA certificates cover all of the Company's operating facilities in the United States. Greenwich Caledonian Limited holds a certification from the BCAA. Aside from its FAA and BCAA certifications, the Company does not hold any material patents, trademarks or licenses.

MANUFACTURER'S AUTHORIZATIONS

        The Company has contractual relationships with OEMs that provide access to OEM resources such as engineering data and support and test cell calibration. These agreements outline the training and support services which the manufacturer will furnish to the Company. Such contractual relationships take the form of general terms agreements or more formal approval and authorization agreements and licensing authorizations to perform proprietary repairs.

        The Company's licensing authorization from GE to perform proprietary repairs at the McAllen, Texas component repair facility, and general terms agreements for OEM support services at the Dallas and Prestwick facilities will expire in February, 1997. GE has traditionally renewed these agreements with the Company's predecessor, Aviall, and the Company knows of no reason for GE to vary from this practice. Although the Company's management believes that its relations with GE and other OEMs are good, no assurance can be given that these or other agreements will be renewed upon commercially reasonable terms or at all.

BACKLOG

        The Company is engaged in a service business and charges many of its customers on a time and materials basis or on an hourly basis. The Company cannot determine, when customer orders are received, the extent of services and resulting price for a repair, refurbishment or overhaul of a particular engine, and generally determines the final price during the process of servicing such engine. Accordingly, the Company does not have a backlog of orders which can be reported.

EMPLOYEES

        As of December 13, 1996, the Company had approximately 3,300 full-time employees.

        The Company's employees located in Miami, Florida; East Granby, Connecticut; McAllen, Texas; and Prestwick, Scotland are not represented by any labor union. The Company believes that its relations with employees at these locations are good.

        Prior to the Aviall Acquisition, none of the Company's employees were covered by collective bargaining agreements. The Aviall Business had approximately 570 hourly employees in Dallas and Fort Worth, Texas, who were covered by collective bargaining agreements. Upon consummation of the Aviall Acquisition, the Company hired substantially all of such employees to work for the Company in Dallas and Fort Worth, Texas, but, according to the terms of the Purchase Agreement with Aviall, was not required to, and did not, assume the existing collective bargaining agreements. In June 1996, the Company entered into four-year collective bargaining agreements with the unions covering the Dallas and Fort Worth hourly employees. The Company believes that its relations with such employees and their collective bargaining representatives are good.

        In order to respond to changes in technology and new types of engines, accessories and components, the Company conducts both formal classroom and on-the-job training programs. The training programs include instruction on gas turbine engines, components and airframes. Customers and vendors often utilize the Company's training department to assist them in training both their experienced personnel and apprentices on newly assigned equipment.

ENVIRONMENTAL MATTERS

        The Company's operations are subject to extensive, and frequently changing, federal, state and local environmental laws and substantial related regulation by government agencies, including the United States Environmental Protection Agency ("EPA") and the United States Occupational Safety and Health Administration ("OSHA"). Among other matters, these regulatory authorities impose requirements that regulate the operation, handling, transportation and disposal of hazardous materials, the health and safety of workers and require the Company to obtain and maintain licenses and permits in connection with its operations. This extensive regulatory framework imposes significant compliance burdens and risks on the Company. Notwithstanding these burdens, the Company believes that it is in material compliance with all federal, state and local laws and regulations governing its operations.

        The Company is principally subject to the requirements of the Clean Air Act of 1970 ("CAA"), as amended in 1990; the Clean Water Act of 1977 ("CWA"); the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"); the Resource Conservation Recovery Act of 1976 ("RCRA"); and the Hazardous and Solid Waste Amendments of 1984 ("HSWA"). The following is a summary of the material regulations that are applicable to the Company.

        The CAA imposes significant requirements upon owners and operators of facilities that discharge air pollutants into the environment. The CAA mandates that facilities which emit air pollutants comply with certain operational criteria and secure appropriate permits. Additionally, authorized states such as Florida, Connecticut, Texas and New York may implement various aspects of the CAA and develop their own regulations for air pollution control. The Miami facility presently holds an air emission permit for its engine test cells issued by Dade County, Florida. The Company has conducted an air emissions inventory of the Miami facility and is currently assessing the results to determine if it is necessary to secure additional permits and/or to install additional control technology, which could result in the initiation of an enforcement action, the imposition of penalties and the possibility of substantial capital expenditures.

        CERCLA, as amended by the Superfund Amendments and Reauthorization Act of 1986 ("SARA"), is designed to respond to the release of hazardous substances. CERCLA's most notable objectives are to provide criteria and funding for the cleanup of sites contaminated by hazardous substances and impose strict liability on parties responsible for such contamination namely, owners and operators of facilities or vessels from which such releases or threatened releases occur, and persons who generated, transported or arranged for the transportation of hazardous substances to a facility from which such release or threatened release occurs.

         Ground water contamination was documented at the Miami facility and surrounding areas prior to the Company's occupation. Ground water contamination is also suspected at the western portion of the Miami International Airport (where the Company formerly conducted operations) and adjoining areas. Remediation of the impacted ground water by Dade County is currently underway. Under the terms of its lease of the Miami facility, Dade County has agreed to indemnify the Company for all remediation and cleanup costs associated with pre-existing contamination, unless such contamination occurred as a result of the Company's operations. If Dade County were to default in its indemnification obligations, the Company could potentially incur liability under CERCLA and/or Florida law for hazardous substances released at or from the Miami facility and for conditions in existence prior to the Company's occupancy. To date, the Company has not been held liable for any investigation or cleanup costs at either of these sites.

        Ground water and soil contamination was also detected at the New York facility prior to the Company's occupancy. The sources of contamination were not positively identified and may be related to past facility operations or originating from off-site. The site leases with the Port Authority of New York ("PANY") provide that the Company will be fully indemnified for pre-existing conditions and for any off-site contamination migrating onto the leasehold, except if related to underground storage tanks ("USTs"). The Company will be responsible for any increase in contamination above the levels established as pre-existing conditions. If PANY defaults in its indemnification obligations, the Company could incur liability under CERCLA and/or New York law for the remediation of the contamination. To date, the Company has not been held liable for any investigation or cleanup costs at this site.

         On April 19, 1996, the Texas Natural Resource Conservation Commission ("TNRCC") issued a letter to Aviall requiring the submittal of a plan and associated schedule for the characterization, assessment and potential remediation of documented levels of trichlorethylene in the ground water at the Dallas facility. Groundwater contamination has also been documented at the McAllen facility. Aviall intends to submit its plan and schedule in a timely manner. Depending upon the results of the characterization and assessment, remediation of the ground water may be required. Under the terms of the Purchase Agreement, Aviall agreed to indemnify the Company for all remediation and cleanup costs associated with pre-existing conditions at the Texas facilities prior to the consummation of the Aviall Acquisition. If remediation of the ground water is required and if Aviall defaults on its indemnification obligations, then the Company could incur costs associated with such remediation. To date, the Company has not been held liable for any investigation or cleanup costs at these sites.

        RCRA established the basic framework for regulation of hazardous waste. RCRA governs the generation, transportation, treatment, storage and disposal of hazardous waste through a comprehensive system of hazardous waste management techniques and requirements. RCRA requires facilities such as the Company's that treat, store, or dispose of hazardous waste to comply with specified operating standards. The Company believes that its facilities are in material compliance with all applicable RCRA requirements, hold all applicable permits required under RCRA and are operating in material compliance with the terms of all such permits.

        Many states, including Florida, have created programs similar to RCRA for the purpose of issuing annual operating permits and conducting routine inspections of such facilities to ensure regulatory compliance. A routine inspection of the Miami facility in October 1995 by the Florida Department of Environmental Protection ("FDEP") identified potential hazardous waste violations, primarily concerning the proper identification and storage of hazardous waste. The Company has subsequently addressed each of the items identified in the FDEP inspection, and is negotiating a settlement with FDEP. The associated penalties are not expected to have a material adverse effect on the Company.

        As part of the HSWA, Congress enacted federal regulations governing the underground storage of petroleum products and hazardous substances. The federal UST regulatory scheme mandates that EPA establish requirements for leak detection, construction standards, reporting of releases, corrective actions, on-site practices and record-keeping, closure standards and financial responsibility. Some states, including Florida, have promulgated their own performance criteria for USTs, including requirements for spill and overfill protection, UST location, and primary and secondary containment. The Company believes that its facilities are in material compliance with the federal and state UST regulatory requirements and performance criteria.

        All USTs located at the Miami facility have been tightness-tested and are properly permitted and registered. By December 1998, these USTs are required under Florida law to be retrofitted with secondary containment and leak detection devices. To date, Dade County, which regulates the tanks on a local level, has not directed that the tanks be retrofitted nor has it assessed any penalties for operation without secondary containment or leak detection devices. Under the terms of the lease of the Miami facility, Dade County agreed to indemnify the Company for liabilities due to pre-existing conditions, which would include the USTs. If Dade County does not provide this indemnification under the lease, the Company could be subject to an enforcement action and penalties for failure to replace or upgrade the tanks and could incur additional costs in replacing or upgrading the tanks.

        All USTs at the New York facility were transferred to the Company at the time of sale, and the Company assumed all associated risks. During recent audits conducted at the New York facility, several additional USTs were identified; the status and permitting requirements for these tanks and potential discharges are currently being assessed. Although unknown at this point, the Company could be subject to an enforcement action and penalties, as well as be required to make capital expenditures, to replace or upgrade these tanks in the future. In regard to these USTs, Chromalloy, the Company's predecessor in interest, would be responsible for conditions in existence prior to March 21, 1994. If Chromalloy were to default on its obligations, then the Company could incur liability for pre-existing conditions related to these USTs.

         Ground water and soil contamination from spills and leaking USTs was also documented at the Company's Texas and Prestwick, Scotland facilities. Remediation of the impacted ground water and soil at the Texas facilities has been undertaken by Aviall, which intends to seek closure from the TNRCC. Based upon the Company's environmental assessment activities at its Prestwick facility, the Company has initiated additional assessment work and remediation of the contaminated soil and ground water. Under the terms of the Purchase Agreement, Aviall agreed to remediate the contamination and has agreed to indemnify the Company for all remediation and cleanup costs associated with pre-existing conditions at the facility prior to the acquisition. If Aviall were to default on its indemnification obligations, then the Company could incur liability for petroleum product releases at or from the Texas and Prestwick, Scotland facilities or from conditions in existence prior to the Company's occupancy of these facilities.

        The Company is also subject to a variety of environmental-related worker and community safety laws. OSHA mandates general requirements for a safe workplace for all employees. In particular, OSHA provides special procedures and measures for the handling of certain hazardous and toxic substances. In addition, specific safety standards have been promulgated for workplaces engaged in the treatment, disposal or storage of hazardous waste. Requirements under state law, in some circumstances, may mandate additional measures for facilities handling materials specified as extremely dangerous. The Company believes that its operations are in material compliance with OSHA's health and safety requirements, and anticipates upgrading its facilities at a cumulative cost that may exceed $100,000; however, the Company believes that such expenditures will not materially affect the Company's financial conditions or operating results.

ITEM 2.        PROPERTIES

         The Company currently occupies several facilities in the United States, including administrative and sales offices, parts warehouses, and operations/repair facilities. The Company maintains its headquarters in Miami, Florida, and primarily operates out of four commercial engine overhaul facilities located in Miami; East Granby, Connecticut; Dallas, Texas; and Prestwick, Scotland, which are supported by engine components repair facilities in Miami and McAllen, Texas; an engine repair and testing facility in Fort Worth, Texas; and an engine testing facility at JFK International Airport in New York. The Company also warehouses spare parts in a separate facility in Chicopee, Massachusetts.

        The following table sets forth the principal operating facilities of the Company. The Company will, in the normal course of business, from time to time rent additional properties for warehousing and short-term maintenance activities.

                                       SQUARE        OWNED/
LOCATION                               FOOTAGE       LEASED                    FUNCTION
--------                               -------       ------                    --------
Miami International Airport,             497,000     Leased      Engine and components repair,
Miami, FL                                                        overhaul, and testing; executive offices

Medley (Miami), FL                        70,000     Leased      Components repair

Bradley International                    112,000     Both(1)     Engine overhaul
Airport, East Granby, CT

Windsor, CT                              200,000   Leased (2)    Warehouses, parts storage

Westover Airport,  Chicopee, MA           91,000     Leased      Warehouses, parts storage

JFK International Airport,                21,000     Leased      Engine test cell
New York, NY

Love Field, Dallas, TX                   438,000      Owned      Engine repair and overhaul

Carter Field, Fort Worth, TX              80,000      Owned      Engine repair, overhaul, and
                                                                 testing

Prestwick, Scotland                      224,000      Owned      Engine repair, overhaul, and
                                                                 testing

McAllen, TX                              100,200      Owned      Components repair
----------------------------

(1)     Subject to a first mortgage granted to World Air Lease, Inc. in April
        1994.
(2) The Company has an option to purchase, and under certain conditions is obligated to purchase this facility for approximately $1.5 million.

        The Company believes that its facilities, machinery and equipment will be suitable for the purposes for which they are employed, are adequately maintained and will be adequate for current requirements. As the Company continues to grow and expand its operations in the future, it may, in the normal course of its business, from time to time lease or acquire additional facilities as needed.

ITEM 3.        LEGAL PROCEEDINGS.

        Except as otherwise provided herein, and except for other ordinary, routine proceedings incidental to its business, there are no pending legal proceedings to which the Company or any of its properties are subject. For a discussion of certain environmental issues, see "ITEM 1 -- BUSINESS -- Environmental Matters."

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of security holders of the Company during the fourth quarter ended September 30, 1996.


                                     PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON
                EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's Class A Common Stock has been traded on the Nasdaq National
Market ("NASDAQ") since November 1993 and the Class B Common Stock has been traded on NASDAQ since May 9, 1996. The Class A Common Stock is traded on NASDAQ under the symbol "GASIA" and the Class B Common Stock is traded on NASDAQ under the symbol "GASIB".

PRICE RANGE OF OUTSTANDING COMMON STOCK

        The following table sets forth, for the periods indicated, the high and low closing prices for the shares of Class A Common Stock and Class B Common
Stock as reported on NASDAQ, as restated (divided by two) to give retroactive effect to the distribution on May 8, 1996 of a dividend of one share of Class B
Common Stock for each outstanding share of Class A Common Stock. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.


                                                                      CLASS A            CLASS B
                                                                    COMMON   STOCK    COMMON STOCK
                                                                    HIGH    LOW       HIGH     LOW
                                                                    ----    ---       ----     ---
FISCAL 1995
-----------
FIRST QUARTER....................................................  3 11/16 2 15/16     -       -
-------------
(October 1 through December 31, 1994)
SECOND QUARTER.................................................... 3 3/4   3          -       -
--------------
(January 1 through March 31, 1995)

THIRD QUARTER..................................................... 5 5/16  3 9/16      -       -
-------------
(April 1 through June 30, 1995)
FOURTH QUARTER.................................................... 10 1/4  5 3/16      -       -
--------------
(July 1 through September 30, 1995)


FISCAL 1996
FIRST QUARTER..................................................... 11 3/4  8 3/16      -       -
-------------
(October 1 through December 31, 1995)
SECOND QUARTER.................................................... 21 1/2  11         -       -
--------------
(January 1 through March 31, 1996)

THIRD QUARTER..................................................... 41 3/4  18 1/8      33 3/4   16 1/2
-------------
(April 1 through June 30, 1996)
FOURTH QUARTER.................................................... 29 1/4  17         21 3/4    13 1/2
--------------
(July 1 through September 30, 1996)


FISCAL 1997
FIRST QUARTER..................................................... 30 1/2  16 3/4        25     15 3/4
-------------
(October 1 through December 13, 1996)


        As of December 13, 1996, there were 74 holders of record of Class A Common Stock and 56 holders of record of Class B Common Stock. The Company believes that the total number of beneficial owners of Class A Common Stock and Class B Common Stock is in excess of 6,000.

DIVIDEND POLICY

        CASH DIVIDENDS

         Prior to fiscal 1996, the Company did not pay any dividends. On December 18, 1995, Greenwich's Board of Directors established a policy of paying an annual dividend. Subject to the financial covenants contained in the New Credit Facility and the Indenture under which the Notes were issued, the Company's policy is to retain at least 90% of the Company's free net cash flow to finance the Company's growth, if any. The Company also intends to increase such annual dividend by 15% per annum in cash or stock, provided that the amount of income available to pay the cash portion of any such dividend will not exceed 10% of the Company's free cash flow.

        In January 1996, the Company paid a cash dividend on its Common Stock of $.01 per share. In November 1996, the Company declared a $.012 per share cash dividend on its Class A and Class B Common Stock, which cash dividend was an increase of 20% over the dividend paid in January 1996 in accordance with the Company's intent to increase its annual dividend by 15%.

         In the future, the payment of cash dividends by the Company on its Class A Common Stock and Class B Common Stock will depend on its financial condition, results of operations and such other factors as the Board of Directors of the Company may consider relevant, and no assurance can be given that the Company will pay any dividends in the future or that the amount of such dividends will not be reduced from prior periods. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Liquidity and Capital Resources."

        STOCK DIVIDEND

         On March 11, 1996, the Company's shareholders approved the redesignation of the Company's existing Common Stock to Class A Common Stock and the authorization of the issuance of up to 25,000,000 shares of Class B (non-voting) Common Stock. On April 26, 1996, Greenwich declared a dividend of one share of Class B Common Stock for each share of Class A Common Stock outstanding. On May 8, 1996, 6,322,147 shares of Class B Common Stock were issued as payment of this dividend. Holders of Class A Common Stock are entitled to receive dividends share for share with the holders of shares of Class B Common Stock, and holders of Class B Common Stock are entitled to receive dividends share for share with the holders of Class A Common Stock when, as and if declared by the Board of Directors of the Company out of funds legally available therefor (subject to the prior rights of the Company's preferred stock, if any).

ITEM 6.        SELECTED FINANCIAL DATA

        The following selected financial data for the fiscal years ended
September 30, 1992, 1993, 1994, 1995 and 1996 have been derived from the audited financial statements of the Company and should be read in conjunction therewith.
The selected financial data for the fiscal year ended September 30, 1996 gives effect to the acquisition of the Aviall Business under the "purchase" method of accounting, the Equity Offering and Senior Note Offering and the initial drawdown under the Company's New Credit Facility.

STATEMENT OF OPERATIONS DATA (IN THOUSANDS):                YEARS ENDED SEPTEMBER 30,
-------------------------------------------------------------------------------------------------------------
                                                        1992       1993      1994(3)        1995   1996(4)
                                                        ----       ----      ----           ----   ----
Net Sales..........................                  $62,009    $69,467     $105,233    $196,319     $397,913
Cost of sales (1)..................                   49,230     55,076       87,974     164,957      342,956
Gross profit.......................                   12,779     14,391       17,259      31,362       54,957
Selling, general and                                   5,064      5,553        7,006      13,637       23,033
administrative
expense............................
Income from operations.............                    6,902      8,698       10,253      17,725       31,924
Interest expense...................                    2,950      3,039        4,758       7,950       12,654
Income before income taxes.........                    4,046      5,707        5,566      10,166       19,774
Provision for income taxes.........                    1,540      2,333        2,220       3,964        7,981
                                                      ------     ------       ------      ------      -------
Net Income.........................                   $2,506     $3,374       $3,346      $6,202      $11,793
                                                      ======     ======       ======      ======      =======

Fully-diluted weighted
average number                                         9,648      8,000       12,575      12,836       14,253
of shares (2)......................
Fully diluted earnings per                            $ 0.26     $ 0.42       $ 0.33      $ 0.54       $ 0.83
share (2)..........................
Cash dividends declared per
common                                                    --         --           --          --       $ 0.01
share..............................
Other Financial Data:
   EBITDA (5)......................                   $7,803     $9,696      $11,609     $19,931      $37,657
   Depreciation and amortization...                      807        950        1,285       1,815        5,229
   Capital expenditures............                    1,791      5,128        1,691       2,724        3,956


BALANCE SHEET DATA (IN THOUSANDS):                      SEPTEMBER 30,
---------------------------------------------------------------------------------------------------------
                                            1992          1993      1994(3)          1995         1996(4)
                                            ----          ----      ----             ----         ----
Working capital....................      $39,430       $46,010      $76,078       $87,829        $273,595
Total assets.......................       59,102        67,708      138,423       185,620         625,080
Short-term debt....................        1,400         1,383        3,515         3,437           3,150
Long-term debt.....................       28,011        34,303       71,470        64,443         233,366
Stockholders' equity...............       13,126        15,951       27,963        36,788         139,047

  (1) Cost of sales in 1993 is net of approximately $7.1 million of additional costs incurred in the servicing of engines as a result of the disruption to business caused by Hurricane Andrew which struck South Florida in August 1992, which costs were offset by a like amount of insurance recoveries.

  (2) Gives retroactive effect to a 100% stock distribution of one share of Class B Common Stock for each outstanding share of Class A Common Stock effected in May 1996.

  (3) Gives effect to the acquisition of Greenwich-Connecticut and the Company's initial public offering, both consummated during fiscal 1994.

  (4) Gives effect to the Aviall acquisition, the Equity Offering, the Senior Note Offering and the New Credit Facility, all of which were consummated in fiscal 1996.

  (5) EBITDA represents net income (loss) before the cumulative effect of change in accounting plus provisions for income taxes, interest expense, depreciation and amortization, restructuring costs, and any charge related to any premium or penalty paid in connection with redeeming and retiring any indebtedness prior to its stated maturity. While EBITDA should not be construed as a substitute for income from operations, net income (loss) or cash flows from operating activities in analyzing the Company's operating performance, financial position and cash flows, the Company has included EBITDA because it is commonly used by certain investors to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine the Company's ability to service debt.

  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF LIQUIDITY AND CAPITAL RESOURCES AND RESULTS OF OPERATIONS

OVERVIEW

         As a result of the Aviall acquisition, the Company is now the largest and most diversified independent gas turbine engine repair and overhaul company in the world. Under current management's direction, internal growth and strategic acquisitions have increased the Company's net sales from $62.0 million in 1992 to $397.9 million in 1996. Similarly, net income has increased from $2.5 million in 1992 to $11.8 million in 1996.

         The 1994 acquisition of Greenwich-Connecticut assets and the 1996 acquisition of the Aviall Business have diversified further the Company's servicing capabilities, adding the Pratt & Whitney JT8D-200, PW-100 and GG4, the CFM International CFM56 series, the GE CF6-80, and the International Aero Engine V2500 engine lines to the Company's service lines. Furthermore, these acquisitions have increased market share and provided access to previously unavailable markets.

         Income from operations as a percentage of sales has declined from 12.5% in fiscal 1993 to 8.0% in fiscal 1996. This decline primarily resulted from the acquisitions of the Greenwich-Connecticut and Aviall Business assets, both of which had significantly lower operating margins than the Company at the time of such acquisitions. Also impacting operating margins were competitive pricing pressures within the Company's markets and a greater proportion of revenues generated under long-term contracts. These long-term contracts historically carry lower margins but provide more predictable and steady streams of revenue. No assurance can be given however, that any or all of these agreements will be renewed or extended on terms which are commercially favorable to the Company. In such connection, the renewal of a significant long-term agreement with USAir, which expired in October 1996, was awarded to GE, and another long-term agreement with Southwest Airlines expiring in March 1997 is currently under competitive bid.

         The integration of these operations has generated, and is expected to continue generating, cost savings from productivity improvements and the elimination of duplicative overhead expenses. Management believes that these factors, coupled with the Company's entrepreneurial approach and commitment to remain a high-quality, efficient provider of gas turbine engine services, will enable the Company to maintain its position as a successful competitor in the global marketplace.

RESULTS OF OPERATIONS

         FISCAL 1996 COMPARED WITH FISCAL 1995

         Net sales for fiscal year 1996 increased 102.7% to $397.9 million, from $196.3 million for fiscal year 1995. This increase is attributable primarily to the operations of the former Aviall Business, which generated net sales of approximately $162.2 million since their acquisition on June 10, 1996. In addition, revenues from the Company's pre-acquisition operations increased by approximately $39.4 million, or 20% when compared to fiscal 1995.

         Gross profit for fiscal 1996 increased 75.2% to $55.0 million, or 13.8% of net sales, from $31.4 million or 16.0% of net sales, for fiscal 1995. This increase in gross profit was primarily due to the higher sales volume in fiscal 1996. The decrease in gross profit as a percentage of net sales is primarily the result of work performed under long-term contracts assumed from Aviall that have not been generating margins as high as the Company's pre-acquisition operations. The Company is continuing the implementation of its integration plan, which is engineered to coordinate production efforts, reduce turnaround times, and minimize duplication of support functions in purchasing, technical and field services, and management information systems.

         Selling, general and administrative expenses for fiscal 1996 increased 68.9% to $23.0 million, or 5.8% of net sales, from $13.6 million, or 6.9% of net sales for fiscal 1995. The increase was primarily due to the addition of marketing and administrative expenses in support of the increased business activity that has resulted from the acquisition of the Aviall Business, as well as the 20% increase in revenues generated by the Company's pre-acquisition operations.

         Interest expense for fiscal 1996 increased 59.2% to $12.7 million, or 3.2% of net sales, from $8.0 million, or 4.0% of net sales, for fiscal 1995, primarily due to approximately $5.0 million of interest accrued through September 30 from the sale of $160 million of 10.5% senior notes on June 5, 1996.

         As a result of the above factors, net income for fiscal year 1996 increased 90.2% to $11.8 million, or $.83 per share on 14.3 million average shares of Common Stock outstanding (fully diluted) compared to $6.2 million or $.54 per share on 12.8 million average shares of Common Stock outstanding (fully diluted) for fiscal year 1995.

         FISCAL 1995 COMPARED WITH FISCAL 1994

         Net sales for fiscal 1995 increased 86.6% to $196.3 million, from $105.2 million for fiscal 1994. This increase resulted from strong sales gains in all four of the Company's marketing and technical units and the Company's ability to capitalize on the trend toward outsourcing in the commercial aviation and military markets. Additionally, fiscal 1995 marked the Company's first full year of sales produced by Greenwich-Connecticut, with Greenwich-Connecticut sales of $72.4 million in fiscal 1995, as compared to sales of $28.9 million for only five and one-half months of fiscal 1994.

         Gross profit for fiscal 1995 increased 81.7% to $31.4 million, or 16.0% of net sales, from $17.3 million or 16.4% of net sales, for fiscal 1994. This increase in gross profit is primarily due to the Company's increased net sales during the period. The decrease as a percentage of net sales was primarily due to the timing of the integration of the operations of Greenwich-Connecticut and a shift in product mix to a greater proportion of low and medium by-pass engines.

         Selling, general and administrative expenses for fiscal 1995 increased 94.7% to $13.6 million, or 7.0% of net sales, from $7.0 million, or 6.6% of net sales for fiscal 1994. The increase was primarily due to the addition of marketing and administrative expenses from increased business activity, a full year of Greenwich-Connecticut operations, the write-off of uncollectible accounts and the higher incentive bonus expense related to the Company's financial performance.

         Interest expense for fiscal 1995 increased 67.1% to $8.0 million, or 4.0% of net sales, from $4.8 million, or 4.5% of net sales, for fiscal 1994, primarily due to an increase in the Company's average borrowings during the period as a result of increased business activity and the acquisition of Greenwich-Connecticut.

         As a result of the above factors, net income increased 85.3% to $6.2 million, or 3.2% of net sales, for fiscal 1995, from $3.3 million, or 3.2% of net sales, for fiscal 1994.

LIQUIDITY AND CAPITAL RESOURCES

         Since the consummation of the Aviall Acquisition, the Equity and Senior Note Offerings and the New Credit Facility, the Company's primary sources of liquidity have been cash flow from operations and borrowings under the New Credit Facility. In addition, other sources of liquidity have been advance payments for power station installations and other customer progress payments. Since the Aviall acquisition, and through November 30, 1996, the Company had borrowed aproximately $53.7 million additional under the New Credit Facility in order to restock former Aviall Business inventories to an adequate level, purchase additional inventory and aircraft engines required to service certain customers under new and existing contracts, and to fund expenditures related to the integration of the former Aviall Business with the Company's operations. The Company will be required to borrow additional amounts under the New Credit Facility in the near future in order to fund current asset increases in support of business growth, reduce accounts payable, fund further integration expenses, and satisfy interest payment obligations under the Senior Notes.

         The Company's liquidity has been affected by the substantial indebtedness the Company has incurred in connection with the financing of the Aviall acquisition, which has substantially increased the Company's cash requirements for debt service and has imposed various operating restrictions. The New Credit Facility and the Indenture under which the Notes were offered contain certain restrictions that, among other things, limit the Company's ability to incur additional indebtedness, create liens, pay dividends and make other restricted payments, make certain investments, transact with affiliates, and consolidate, merge or transfer assets. See "New Credit Facility", below.

         The Company's aggregate capital expenditures for fiscal 1994, 1995 and 1996 were $1.7 million, $2.7 million and $4.0 million, respectively. Prior to the Company's acquisition of the Aviall Business, Aviall had spent in excess of $84.0 million over five years to build state-of-the-art engine repair and overhaul facilities in Dallas and Fort Worth, Texas and in Prestwick, Scotland. Management anticipates that the total capital expenditures for fiscal 1997 will be approximately $6.0 million, which will be used to fund the purchase of production tooling and data processing equipment. Management plans to fund these capital expenditures from cash flow from operations and, if necessary, borrowings under the New Credit Facility.

         For the fiscal year ended September 30, 1996, the Company's cash used by operations was $8.2 million; cash used for investing activities was $234.0 million; and cash generated by financing activities was $242.4 million.

         Based upon current and anticipated levels of operations and plans for integrating the Aviall Business, the Company believes that its cash flow from operations, combined with borrowings available under the New Credit Facility, will be sufficient to enable the Company to meet its current and anticipated cash operating requirements, including scheduled interest and principal payments, integration expenses, capital expenditures and working capital needs. The Company's (i) income from operations (excluding non-recurring charges) for the twelve months ended September 30, 1995 and the twelve months ended September 30, 1996 totaled $17.7 million and $31.9 million, respectively and (ii) working capital as of September 30, 1996 was $273.6 million.

         The Company believes that the integration of the operations of the Company and the Aviall Business following the Aviall Acquisition has resulted in opportunities to improve cash flows by capitalizing on the cost savings resulting from the elimination of duplicative functions in the areas of administration, sales, marketing, purchasing, technical and field services and management information systems. However, the Company has incurred expenditures of approximately $2.0 million as of November 30, 1996 related to the integration of the operations of the Company and the Aviall Business and expects to incur additional expenditures in the future of approximately $6.5 million related to such integration, which is expected to be completed by the end of fiscal 1997. Such non-recurring expenditures include amounts related to integration of management information systems and other costs of consolidation. These non-recurring expenditures have been funded with cash flows from operations and borrowings under the New Credit Facility.

SUMMARY OF CERTAIN FINANCIAL TRANSACTIONS

         NEW CREDIT FACILITY

         Concurrently with the consummation of the Aviall acquisition and the related Equity Offering and Senior Note Offering, the Company refinanced substantially all of its indebtedness under its existing credit facility through a new loan and security agreement (the "New Credit Facility") with a group of secured lenders (collectively, the "Senior Lenders"). Under the New Credit Facility, which expires in June 2001, the Senior Lenders have provided the Company with two senior secured revolving credit facilities in the aggregate amount of up to $175.0 million secured by the Company's accounts receivable, inventories and contract rights. Advances under the New Credit Facility are based upon percentages of outstanding eligible accounts receivable, and inventories. Concurrently with the refinancing under the New Credit Facility, an aggregate of approximately $67.7 million was borrowed primarily to pay down existing revolver debt, finance a portion of the purchase price for the Aviall acquisition, and secure outstanding letters of credit. The New Credit Facility requires the Company to comply with certain financial covenants (relating to minimum ratios of cash flow to fixed charges, minimum ratio of funded debt to cash flow and minimum tangible net worth) and other covenants, including limitations on additional debt (in excess of the Notes, Debentures and other outstanding debt), dividends and changes in control.

         Under the New Credit Facility, the Company may elect to borrow at either (i) the lender's prime rate, plus 0.875% (subject to reduction to 0.5% or increase to 1.125% based upon the Company's achieving or failing to achieve certain financial goals), or (ii) the LIBOR rate (adjustable every three months) plus 2.375%. As at November 30, 1996, the lender's prime rate was 8.25% and the two-month LIBOR rate was 5.50%, and the Company's available line of credit under the New Credit Facility was approximately $71.9 million.

         TERM DEBT

         TERM LOAN. In November 1992, the Company entered into a loan and security agreement with a commercial lender for a five-year, $9.0 million term loan expiring in November 1997 (the "Term Loan"). The Term Loan is secured by certain of the Company's equipment and tooling which, as of September 30,1996, had a net book value of approximately $10.9 million. This loan bears interest at 8.75% per annum, payable in 59 monthly installments (including principal and interest) of $143,205 each, and a final payment of approximately $3.3 million due on November 1, 1997. As of November 30, 1996, the balance of the Term Loan was $4.6 million.

         CONNECTICUT TERM LOAN. On May 26, 1994, the Company and Greenwich-Connecticut entered into a separate loan and security agreement with a lender for a five-year, $8.0 million term loan expiring in May 1999 (the "Connecticut Term Loan"). The Connecticut Term Loan is secured by substantially all of Greenwich-Connecticut's fixed assets (excluding real estate) which, as of September 30, 1996, had a net book value of approximately $16.1 million. This loan bears interest at a rate of 8.99% per annum, payable monthly in arrears. Principal repayments under this agreement are to be made in 24 consecutive monthly installments of $166,667 each and an additional 36 consecutive monthly installments of $111,111 each, with all such payments ending in May 1999. As of November 30, 1996, the balance of the Connecticut Term Loan was $3.3 million.

         LOAN PAYABLE TO WAL. In November 1992, the Company entered into a loan and security agreement with WAL for a five-year, $3.0 million term loan expiring in November 1997 (the "WAL Loan"). The WAL Loan is co-secured by the same equipment and tooling as the Term Loan, and bears interest at 10.25% per annum, payable in 59 monthly installments (including principal and interest) of $50,519 each, and a final payment of approximately $1.1 million due on November 1, 1997. On April 1, 1994, subject to the terms and conditions of the Connecticut Term Loan, WAL agreed to grant a priority lien position to the lender under the Connecticut Term Loan on the Company's tooling and equipment. In return, WAL was granted a priority lien position on specific tooling and a first mortgage on certain real property that the Company owns in East Granby, Connecticut. As of November 30, 1996, the balance of the WAL loan was $1.5 million.

         SENIOR NOTE OFFERING

         Concurrently with the consummation of the Aviall acquisition, the Company consummated a public offering (the "Senior Note Offering") of $160.0 million aggregate principal amount of its 10-1/2% Senior Notes due 2006 (the "Notes"). The total proceeds to the Company, net of underwriting discounts and expenses, were approximately $154.7 million.

         The Notes are senior unsecured obligations of the Company, rank PARI PASSU with all unsubordinated, unsecured indebtedness of the Company, and rank senior in right of payment to all existing and future subordinated indebtedness of the Company. The Notes are not redeemable prior to June 1, 2001; however, at any time on or after June 1, 2001, the Notes are redeemable at the Option of the Company, in whole or in part, on not less than 30 nor more than 60 days' notice, at redemption prices (expressed as percentages of principal amount) equal to:
(a) 105.25%, if redeemed during the 12-month period commencing June 1, 2001; (b) 103.50%, if redeemed during the 12-month period commencing June 1, 2002; (c) 101.75%, if redeemed during the 12-month period commencing June 1, 2003; and (d) 100%, if redeemed thereafter, beginning June 1, 2004. The Notes are also guaranteed on a senior, unsecured basis by each of the Company's domestic subsidiaries and are secured on a PARI PASSU basis with the indebtedness under the Company's senior credit facility by a pledge of 65% of the capital stock of Greenwich Caledonian Limited (formerly, Aviall Limited), a wholly-owned subsidiary of the Company.

         The Indenture for the Notes, dated as of June 1, 1996, between the Company, the Subsidiary Guarantors and American Stock Transfer & Trust Company, as Trustee, contains limitations on, among other things, (a) the incurrence of additional Company indebtedness, (b) the incurrence of indebtedness or the issuance of preferred stock by Restricted Subsidiaries (as defined), (c) the payment of dividends and other distributions with respect to capital stock of the Company and the purchase, redemption or retirement of capital stock of the Company, (d) the making of certain Investments (as defined), (e) the incurrence of certain Liens (as defined), (f) the issuance and sale of capital stock of, and certain payments by, Restricted Subsidiaries (as defined), (g) transactions with Affiliates (as defined), (h) the designation of Restricted and Unrestricted Subsidiaries, and (I) consolidations, mergers and transfers of assets.

         EQUITY OFFERING

         Concurrently with the consummation of the Aviall acquisition, the Company consummated a public offering (the "Equity Offering") of 4,000,000 shares of Class B Common Stock. Of the 4,000,000 Class B shares sold in connection with the Equity Offering, 3,400,000 Class B shares were sold by the Company, and 600,000 Class B Shares were sold by Eugene P. Conese, the Chairman and Chief Executive Officer of the Company (sometimes referred to herein as the "Selling Stockholder"). The total proceeds to the Company and the Selling Stockholder, net of underwriting discounts and expenses, were approximately $80.7 million and $14.3 million, respectively. The Company did not receive any of the proceeds from the sale of Class B Common Stock by the Selling Stockholder in the Equity Offering.

         SUBORDINATED DEBT

         8% CONVERTIBLE SUBORDINATED DEBENTURES. In November and December 1993, the Company issued $16,999,000 principal amount of the Debentures. On October 2, 1996, the Company announced that it intended to redeem all of the outstanding Debentures on November 25, 1996, at a redemption price equal to 100% of the principal amount plus any unpaid interest accrued to November 25, 1996. Prior to the redemption, all $2.5 million of the then outstanding debentures were converted by the holders thereof, at a conversion price of $5.85 per share, into approximately 428,000 shares of the Company's Class A Common Stock.

         STOCK DIVIDEND

         On May 8, 1996 the Company distributed to holders of the Company's Class A Common Stock one share of Class B Common Stock for each share of Class A Common Stock outstanding. The rights of the holders of Class A Common Stock and Class B Common Stock are identical, except that their Class B Common Stock has no voting rights.

         USE OF PROCEEDS FROM EQUITY OFFERING AND SENIOR NOTE OFFERING AND NEW CREDIT FACILITY

         The net proceeds to the Company from the Equity and Senior Note Offerings and the Initial Drawdown, after deducting underwriting discounts and other expenses, totaled approximately $299.9 million. Approximately $230.1 million was utilized to pay the purchase price for the Aviall Business, and approximately $55.3 million was utilized to repay outstanding advances under the Company's existing credit facilities. In addition, approximately $5.6 million was used to pay expenses relating to the Aviall acquisition, the Equity and Senior Note Offerings and the New Credit Facility. Such expenses did not, however, include expenses relating to the integration of the operations of the Company and the Aviall Business, which are estimated to be approximately $8.5 million.

RECENT ACCOUNTING PRONOUNCEMENTS

         In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS N. 121), effective for fiscal years beginning after December 15, 1995. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this statement is not expected to have a material effect on the Company's financial position or results of operations

         In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock- Based Compensation" (SFAS No. 123). SFAS No. 123 does not rescind or interpret existing accounting rules for employee stock-based arrangements. Under SFAS No. 123, the Company may continue to follow existing rules to recognize and measure compensation, but they will now be required to disclose the pro forma amounts of net income and earnings per share that would have to be reported had the Company elected to follow the "fair value" recognition provisions of SFAS No. 123. SFAS No. 123 will apply to the Company beginning with the year ended September 30, 1997. The Company has not determined whether it will elect to recognize and measure compensation expense under SFAS No. 123 and has not yet determined its effect, if any, on the Company's financial position or results of operations.




ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

QUARTERLY COMPARISONS AND SEASONALITY.

          The following table sets forth operating data of the Company, including such data as a percentage of net sales, for the eight quarters ended
September 30, 1996. This quarterly information is unaudited, but in management's opinion includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented.

                                             FISCAL YEAR 1995
                                             ----------------

QUARTER ENDING             DECEMBER 31           MARCH 31              JUNE 30            SEPTEMBER 30
--------------             -----------           --------              -------            ------------
Total net sales.......   $39,048    100.0%    $44,099    100.0%    $50,936     100.0%    $62,237     100.0%

Gross profit..........     6,209     15.9%      7,019     15.9%      8,162      16.0%      9,973      16.0%

Operating income......     3,549      9.1%      4,207      9.5%      4,942       9.7%      5,027       8.1%

Net income............     1,038      2.7%      1,322      3.0%      1,816       3.6%      2,026       3.3%
                          ======    =====      ======    =====      ======     =====      ======

Earnings per
share:
 Primary..............     $0.10                $0.13                $0.18                 $0.20
 Fully Diluted........     $0.10                $0.12                $0.16                 $0.17


                                FISCAL YEAR 1996
                                ----------------

QUARTER ENDING             DECEMBER 31           MARCH 31              JUNE 30             SEPTEMBER 30
--------------             -----------           --------              -------             ------------
Total net sales.......   $58,595    100.0%    $60,030    100.0%    $99,601     100.0%    $179,687     100.0%

Gross profit..........     9,362     16.0%      9,341     15.6%     12,679      12.7%      23,575      13.1%

Operating income......     5,539      9.5%      5,422      9.0%      7,265       7.3%      13,698       7.6%

Net income............     2,093      3.6%      2,325      3.9%      2,720       2.7%       4,655       2.6%
                          ======    =====      ======    =====      ======     =====       ======

Earnings per
share:
 Primary..............     $0.17                $0.19                $0.20                  $0.28
 Fully Diluted........     $0.16                $0.18                $0.19                  $0.27


        Generally, the Company's operations are not seasonal in nature, however sales from power station installations, which can exceed $10 million, may create the appearance of erratic sales performance when comparing quarterly operating data.

FINANCIAL STATEMENTS

        See Index to Financial Statements, which appears on page F-1 hereof.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE.

        NONE.

                                    PART III
ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

  The information regarding the identification of the Company's directors and executive officers is incorporated by reference to information contained in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on March 21, 1997 under the caption "PROPOSAL 1. ELECTION OF DIRECTORS."

ITEM 11.        EXECUTIVE COMPENSATION

  The information regarding the compensation of the Company's directors and executive officers is incorporated by reference to information contained in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on March 21, 1997 under the caption "EXECUTIVE COMPENSATION."

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT

  The information regarding the security ownership of certain beneficial owners of the Company's Class A Common Stock and Class B Common Stock, each executive officer and director and all executive officers and directors as a group is incorporated by reference to information contained in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on March 21, 1997 under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information regarding the certain relationships and related party transactions is incorporated by reference to information contained in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on March 21, 1997 under the captions "PROPOSAL 1. ELECTION OF DIRECTORS -- Certain Relationships and Related Transactions" and "EXECUTIVE COMPENSATION - Compensation Committee Interlocks and Insider Participation."

                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT
                SCHEDULES AND REPORTS ON FORM 8-K

(A)(1)   FINANCIAL STATEMENTS:

         An index to the Financial Statements of Greenwich Air Services, Inc. (Consolidated); Greenwich Caledonian, Ltd.; and Aviall Limited, which are included in Part II - Item 8, may be found on page F-1 hereof.

(A)(2)   FINANCIAL STATEMENT SCHEDULE:

         Not applicable

(A)(3)   EXHIBITS:

         NUMBER     DESCRIPTION OF EXHIBIT
         ------     ----------------------

         1.1 Form of Underwriting Agreement with RAS Securities Corp. and ABD Securities Corp (2)

         1.2    Form of Underwriting Agreement relating to Equity Offering (7)

         1.3    Form of Underwriting Agreement relating to Senior Note Offering
                (8)

         3.1 Amended and Restated Certificate of Incorporation of the Registrant (6)

         3.2    Amended and Restated By-laws of the Registrant (2)

         4.1    Specimen Certificate of Common Stock (3)

         4.2    Specimen Certificate of Class B Common Stock (6)

         4.3    Specimen Certificate of Debenture (3)

         4.4    Specimen Note (8)

         4.5    1992 Stock Option Plan, including form of Stock Option Agreement
                (1)

         5.1 Opinion of Greenberg, Traurig, Hoffman, Lipoff, Rosen & Quentel, P.A. as to the validity of the Common Stock being registered (7)

         5.2 Opinion of Greenberg, Traurig, Hoffman, Lipoff, Rosen & Quentel, P.A. as to the validity of the Notes being registered (9)

         10.1 Air Agency Certificate No. RH2R135L issued by the Federal Aviation Administration to the Registrant and related Repair Station Operations Specifications (1)

         10.2 General Terms Agreement, dated as of April 23, 1992, between General Electric Company ("GE") and Registrant relating to GE CF6 turbofan jet engines (1)

         10.3 Maintenance and Support Agreement between GE and Registrant, dated February 21, 1992, relating to GE LM1500 engines, components and accessories (1)

         10.4 Maintenance and Support Agreement, between GE and Registrant, dated June 19, 1985, as amended June 21, 1990, and as further amended November 1, 1991, related to GE LM2500 engines, components and accessories (1)

         10.5 Agreement, dated as of July 15, 1992, between Registrant and Rolls-Royce, plc. and Rolls-Royce, Inc.
                  relative to the repair and overhaul of Rolls Royce RB211-22B engines (1)

         10.6 Lease Agreement, dated January 14, 1992, between Registrant, as lessee, and Dade County, Florida, as lessor, in respect of former Eastern Airlines engines service center (1)

         10.7 Lease Agreement, dated as of March 15, 1988, as amended, between Dade County, Florida, as lessor, and the predecessor to the Registrant, as Lessee, in respect of buildings 2146 and 2169 in the westside cargo area of Miami International Airport
                  (1)

         10.8     1992 Stock Option Plan, including form of Stock Option
                  Agreement (1)

         10.9 Loan and Security Agreement, dated November 5, 1992, between the Registrant, World Air Leases, Inc. and CIT Group/ Equipment Financing, Inc. as agent (2)

         10.10 Agreement between the Registrant and the United States Army Foreign Military Sales Program (2)

         10.11 Form of Indenture between Registrant and American Stock Transfer & Trust Company, as Trustee, relating to the Debentures (2)

         10.12    Form of Representatives' Warrant (2)

         10.13 Form of Employment Agreement, dated as of September 15, 1993, between Registrant and Eugene P. Conese (3)

         10.14 Form of Employment Agreement, dated as of November 15, 1993, between Registrant and Eugene P. Conese, Jr. (3)

         10.15    Form of Indemnity Agreement (3)

         10.16 Agreement of Purchase and Sale, dated March 21, 1994, by and among GTC, the Registrant and the Seller (4)

         10.17    Disclosure Package to Agreement of Purchase and Sale (4)

         10.18 Supplemental Letter Agreement dated March 21, 1994 between the Registrant and the Seller (4)

         10.19 Letter Agreement, Letter of Credit, and Escrow Agreement, all delivered on and as of April 22, 1994 (4)

         10.20 Second Amended and Restated Revolving Credit and Security Agreement, dated as of April 21, 1994 (4)

         10.21 Agreement and Plan of Merger dated November 7, 1995 by and between the Registrant and GCL (5)

         10.22 Amendment to Employment Agreement with Eugene P. Conese dated December 18, 1995 (5)

         10.23 Amendment to Employment Agreement with Eugene P. Conese, Jr., dated December 18, 1995 (5)

         10.24 Third Amended and Restated Revolving Credit and Security Agreement dated as of March 14, 1995 by and between the Registrant, Gas Turbine Corporation and Greenwich Turbine, Inc. and a commercial bank (5)

         10.25 Agreement of Purchase and Sale, dated April 19, 1996, as amended, between GASI Engine Services Corporation and the Registrant and Aviall Services, Inc. and Aviall, Inc. (6)

         10.26    Form of Revolving Credit Agreement (7)

         10.27    Form of Indenture (7)

         10.28    Form of Collateral Sharing Agreement (7)

         10.28(a)Form of Shares Pledge (7)

         10.29 Form of Fourth Amended and Restated Revolving Credit and Security Agreement (7)

         11.1     Statement re computation of per share earnings (6)

         12.1     Statement re computation of ratios (6)

         21.1     Subsidiaries of the Company (5)

         27       Financial Data Schedule (9)

        -----------

        (1) Incorporated by reference and filed as Exhibits to Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 10, 1992 File No. 33-51854)

        (2) Incorporated by reference and filed as Exhibits to Registrant's Amendment No. 1 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 22, 1993 (File No. 33-51854)

        (3) Incorporated by reference and filed as Exhibits to Registrant's Amendment No. 2 to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 28, 1993

        (4) Incorporated by reference and filed as Exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 1993 (File No. 33-51854)

        (5) Incorporated by reference and filed as Exhibits to Registrant's Form 10-K filed with the Securities and Exchange Commission on December 27, 1995

        (6) Incorporated by reference and filed as Exhibits to Registrant's Equity Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 26, 1996
               (File No. 333-4162)

        (7) Incorporated by reference and filed as Exhibits to Registrant's Amendment No. 2 to Equity Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 4, 1996

        (8) Incorporated by reference and filed as Exhibits to Registrant's Amendment No. 2 to Debt Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 4, 1996 (File No. 333-4164)

        (9)    Filed herewith.

(B)     REPORTS ON FORM 8-K.

        On October 3, 1996, the Company filed with the Commission a Current Report on Form 8-K with respect to USAir's election not to renew its five-year agreement with the Company for services of CFM56-3 engines.



                                   SIGNATURES

        Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has fully caused this report to be signed on its behalf by the undersigned thereunto duly authorized on December
24, 1996.

                                     GREENWICH AIR SERVICES, INC.

                                      S/B EUGENE P. CONESE, JR.
                                          -----------------------------
                                          Eugene P. Conese, Jr.,
                                          President and Chief Operating Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  SIGNATURE                      TITLE                               DATE
  S/B EUGENE P. CONESE           Chairman, Chief Executive Officer        December 26, 1996
  Eugene P. Conese               and Director

  S/B EUGENE P. CONESE, JR.      President, Chief Operating Officer       December 24, 1996
  Eugene P. Conese, Jr.          and Director

  S/B ROBERT J. VANARIA          Sr. Vice President of Administration     December 24, 1996
  Robert J. Vanaria              and Chief Financial Officer

  S/B CHARLES A. GABRIEL         Director                                 December 20, 1996
  General Charles A. Gabriel

  S/B CHARLES J. SIMONS          Director                                 December 20, 1996
  Charles J. Simons

  S/B CHESTERFIELD SMITH         Director                                 December 19, 1996
  Chesterfield Smith

  S/B ALLEN J. KROWE             Director                                 December 19, 1996
  Allen J. Krowe

                                            27

                                 INDEX TO FINANCIAL STATEMENTS

GREENWICH AIR SERVICES, INC.

Independent Auditors' Report                                           F-2

Consolidated Balance Sheets as of September 30, 1995 and 1996          F-3

Consolidated Statements of Income for the years ended September        F-4
        30, 1994, 1995 AND 1996

COnsolidated Statements of Stockholders' Equity for the years
        ended September 30, 1994, 1995 and 1996                        F-5


Consolidated Statements of Cash Flows for the years ended
        September 30, 1994, 1995 and 1996                              F-6

Notes To Consolidated Financial Statements                             F-7


GREENWICH CALEDONIAN, LTD.

Independent Auditors' Report                                           F-26

Balance Sheet as of September 30, 1996                                 F-27

Statement of Income for the period of June 11 to
        September 30, 1996                                             F-28

Statement of Stockholder's Equity for the Period of June 11 to         F-29
        September 30, 1996

Statement of Cash Flows for the period of June 11 to
        September 30, 1996                                             F-30

Notes to Financial Statements                                          F-31


AVIALL LIMITED

Report of Independendent Accountants                                   F-39

Consolidated Statements of Operations for the years ended November     F-40
        30, 1994, 1995, and for the period of December 1, 1995 to June 10, 1996

Consolidated Balance Sheet as of November 30, 1995                     F-41

Consolidated Statements of Shareholder's Equity for the years ended November 30, 1994, 1995, and for the period
        December 1, 1995 to June 10, 1996                              F-42

COnsolidated Statements of Cash Flows for the years ended November     F-43
        30, 1994, 1995, and for the period of December 1, 1995 to June 10, 1996

Notes to Consolidated Financial Statements                             F-44

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Greenwich Air Services, Inc:

We have audited the accompanying consolidated balance sheets of Greenwich Air Services, Inc. and subsidiaries (the "Company") as of September 30, 1995 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP


Miami, Florida

December 19, 1996


GREENWICH AIR SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1995 AND 1996
(Dollars in Thousands)

                                                                       SEPTEMBER 30,
                                                                    1995             1996
---------------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash                                                                   $180            $334
  Accounts receivable                                                  35,176         139,401
  Inventories                                                         120,933         318,013
  Prepaid expenses and other current assets                             1,267          20,004
---------------------------------------------------------------------------------------------
Total current assets                                                  157,556         477,752
---------------------------------------------------------------------------------------------
Property, Plant and Equipment                                          25,658         134,885
Deferred financing costs and other assets                               2,406          12,443
---------------------------------------------------------------------------------------------
Total Assets                                                         $185,620        $625,080
---------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                    $37,684        $106,556
  Accrued expenses and current portion of long                         16,102          68,215
   term liabilities
  Customer deposits and deferred revenues                              15,675          21,912
  Income taxes payable                                                    266           7,474
---------------------------------------------------------------------------------------------
Total current liabilities                                              69,727         204,157
---------------------------------------------------------------------------------------------
Deferred Income Taxes                                                   4,840          23,000
Other Liabilities                                                       9,822          25,510
Long Term Debt                                                         50,386          70,851
Senior Notes                                                                          160,000
Convertible Subordinated Debentures                                    14,057           2,515
Stockholders' Equity                                                   36,788         139,047
---------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                           $185,620        $625,080
---------------------------------------------------------------------------------------------

See notes to consolidated financial statements.


GREENWICH AIR SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED SEPTEMBER 30, 1994, 1995 AND 1996
(Dollars in Thousands)

                                                         YEARS ENDED SEPTEMBER 30,
                                                     1994            1995          1996
-------------------------------------------------------------------------------------------
Net Sales                                              $105,233       $196,319     $397,913
Cost of Sales                                            87,973        164,957      342,956
-------------------------------------------------------------------------------------------
Gross Profit                                             17,260         31,362       54,957
Selling, General and Administrative Expenses              7,006         13,637       23,033
-------------------------------------------------------------------------------------------
Income from Operations                                   10,254         17,725       31,924
-------------------------------------------------------------------------------------------
Nonoperating (Income) Expense:
   Interest Expense                                       4,759          7,950       12,654
   Other (income) / expense, net                           (71)          (391)        (504)
Total Nonoperating (Income) Expenses                      4,688          7,559       12,150
-------------------------------------------------------------------------------------------
Income Before Provision for Income Taxes                  5,566         10,166       19,774
Provision for Income Taxes                                2,220          3,964        7,981
Net Income                                               $3,346         $6,202      $11,793
-------------------------------------------------------------------------------------------
Earnings per share:
-------------------------------------------------------------------------------------------
   Primary                                                $0.34          $0.61        $0.86
   Fully Diluted                                          $0.33          $0.54        $0.83
-------------------------------------------------------------------------------------------

See notes to consolidated financial statements.


GREENWICH AIR SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 1994, 1995 AND 1996
(Dollars in Thousands)

                                                           CAPITAL IN
                                      COMMON STOCK          EXCESS OF      RETAINED      TREASURY
                                  SHARES        AMOUNT      PAR VALUE      EARNINGS        STOCK         TOTAL
-----------------------------------------------------------------------------------------------------------------
AT SEPTEMBER 30, 1993            4,000,000         $40         $1,410        $14,501                      $15,951
Issuance of common stock in
  public offering                1,078,000          11          8,655                                       8,666
Net Income                                                                     3,346                        3,346
-----------------------------------------------------------------------------------------------------------------
AT SEPTEMBER 30, 1994            5,078,000          51         10,065         17,847                       27,963
Cost of treasury shares                                                                     ($217)          (217)
 purchased
Issuance of treasury shares
 under stock purchase plan                                        (74)                         205            131
Warrant transactions                 9,000                                                                      0
Conversion of convertible          251,445           2          2,707                                       2,709
 debentures
Net Income                                                                     6,202                        6,202
-----------------------------------------------------------------------------------------------------------------
AT SEPTEMBER 30, 1995            5,338,445          53         12,698         24,049          (12)         36,788
Cost of treasury shares                                                                    (1,590)        (1,590)
 purchased
Issuance of treasury shares
 under stock purchase plan                                       (209)                        557             348
Warrant transactions               161,321           2            214                                         216
Options exercised                   64,175           1            239                                         240
Cash dividends paid                                                            (121)                        (121)
GCL Merger                             310                          7                                           7
Issuance of Class B shares in
 public offering                 3,400,000          34         80,667                                      80,701

Conversion of convertible        1,033,546          10         10,655                                      10,665
 debentures
One for one Class B stock
 dividend paid on May 8, 1996    6,322,147          63                          (63)                            0

Net Income                                                                    11,793                       11,793
-----------------------------------------------------------------------------------------------------------------
AT SEPTEMBER 30, 1996           16,319,944        $163       $104,271        $35,658      ($1,045)       $139,047
-----------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements


GREENWICH AIR SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 1994, 1995 AND 1996
(Dollars in Thousands)

                                                                          YEARS ENDED SEPTEMBER 30,
                                                                         1994              1995      1996
-----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                             $3,346            $6,202          $11,793
Adjustments to reconcile net income to net cash provided
(used) by operating activities:
Depreciation and amortization                                           1,762             2,452            5,891
Provision for doubtful accounts receivable                                174             2,806            2,144
Changes in assets and liabilities, net of acquisitions:
   Accounts receivable                                                 (5,464)               51          (25,532)
   Inventories                                                         (8,497)          (50,814)         (35,442)
   Prepaid expenses & other current assets                                (91)             (565)         (12,910)
   Other assets                                                          (264)              (11)          (3,927)
   Notes receivable                                                    (1,161)            1,161                0
   Accounts payable                                                     3,736            22,036           19,374
   Accrued expenses                                                    (1,460)            2,949           19,972
   Customer deposits & deferred revenues                                2,875            11,297            7,813
   Other non current liabilities                                        1,043             8,778           (7,770)
   Income taxes payable                                                  (486)              199            3,228
   Deferred income taxes payable                                        1,146               139            7,134
-----------------------------------------------------------------------------------------------------------------
     Net cash provided (used) by operating activities                  (3,341)            6,680           (8,232)
-----------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Capital expenditures                                                (1,691)           (2,724)          (3,956)
   Acquisition of net assets                                          (41,072)                          (230,081)
-----------------------------------------------------------------------------------------------------------------
     Net cash provided (used) by investing activities                 (42,763)           (2,724)        (234,037)
-----------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Net change in revolving credit facilities                           17,350              (648)          18,797
   Proceeds from issuance of long-term debt                             8,000
   Repayments of long-term debt                                        (2,050)           (3,437)          (7,938)
   Issuance of common stock, net of expenses                            8,666                             80,701
   Issuance of convertible subordinated debt                           16,999
   Issuance of senior notes                                                                              160,000
   Purchase of treasury shares                                                             (217)          (1,590)
   Proceeds from sale of treasury shares                                                    131              348
   Deferred financing costs                                            (1,821)              (75)          (8,237)
   Subordinated debt repaid                                            (1,000)
   Options exercised and warrant transactions                                                                456
   GCL merger                                                                                                  7
   Cash dividends paid                                                                                      (121)
-----------------------------------------------------------------------------------------------------------------
     Net cash provided (used) by financing activities                  46,144            (4,246)         242,423
-----------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash                                            40              (290)             154
Cash, beginning of period                                                 430               470              180
-----------------------------------------------------------------------------------------------------------------
Cash, end of period                                                      $470              $180             $334
-----------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                  GREENWICH AIR SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

ORGANIZATION - Greenwich Air Services, Inc. ("GASI") and its subsidiaries (collectively, the "Company") overhauls, repairs and refurbishes gas turbine aircraft engines and services aeroderivative gas turbine engines used in a variety of industrial and marine applications including driving pumps and compressors on oil and gas pipelines, generating electric power for electric utilities and powering naval vessels. The Company also manages government and military service and maintenance programs, and provides management services for the sale, refurbishment, and worldwide installation of complete gas turbine power plants with electrical output of up to 120 megawatts.

1994 ACQUISITION - On April 22, 1994, the Company, through its newly-formed, wholly-owned subsidiary Greenwich Air Services Connecticut, Inc. formerly known as Gas Turbine Corporation, a Delaware corporation ("Greenwich-Connecticut"), purchased for approximately $41 million, exclusive of acquisition costs, substantially all of the assets of the Gas Turbine Corporation East Granby Division (the "Division") of Chromalloy Gas Turbine Corporation (the "Seller"), and the capital stock of Greenwich Turbine Test Corporation, formerly known as Gas Turbine Test Corporation ("GTT"), and the assumption by Greenwich-Connecticut of certain liabilities of the Division and GTT.

The acquisition was accounted for using the purchase method of accounting and therefore the accompanying financial statements include the accounts of Greenwich-Connecticut since April 22, 1994. The purchase price (including the approximate $1.5 million acquisition payable discussed in note 7) was allocated based on the fair market value of assets acquired and liabilities assumed. The following is a summary of assets and liabilities acquired, taking into consideration the allocation of the purchase acquisition costs and the related financing (amounts in thousands):


             Current assets                                    $35,401
             Property and equipment and other assets            18,212
                                                                ------
               Total Assets                                     53,613
             Less:  Current liabilities                         12,541
                                                                ------
             Net assets acquired                               $41,072
                                                                ======

The following summarized, unaudited pro forma results of operations for the year ended September 30, 1994, assume the acquisition occurred as of the beginning of the period:

Net sales (in thousands)                              $141,136
Net income (in thousands)                               $3,520
Fully diluted earnings per share                         $0.36

These pro forma results are not indicative of either future financial performance or actual results which would have occurred had the acquisition been made as of those dates.

1996 ACQUISITION - On June 10, 1996, the Company, through its newly-formed, wholly-owned subsidiary GASI Engine Services Corporation, purchased (a) substantially all of the assets and business of the commercial engine services divisions (the "CES Divisions") of Aviall, Inc. ("Aviall"), and (b) all of the issued and outstanding shares of Aviall Limited, a subsidiary of Aviall (collectively, the "Former Aviall Operations"). The CES Divisions included (i) all of the engine repair and overhaul operations of Aviall located in Dallas and Fort Worth, Texas (now known as Greenwich Texas, LLP) and (ii) the components and parts repair business of Aviall located in McAllen, Texas (now known as McAllen Components, LLP). Aviall Limited, which has been renamed Greenwich Caledonian , Ltd. ("Greenwich-Caledonian"), operates an engine repair and overhaul facility in Prestwick, Scotland.

The purchase price (paid in cash) was estimated at $230,081,000 (based upon the book value of the acquired assets, net of assumed liabilities). The funds used for the acquisition were provided by an additional stock offering (see "Capital Stock" below), the sale of Senior Notes (see Note 10), and borrowings under the New Credit Facility (see Note 8). The acquisition has been accounted for using the purchase method of accounting and therefore the accompanying financial statements include the accounts of GASI Engine Services Corporation since June 10, 1996. Prior to June 10, 1996, GASI Engine Services Corporation had no operations.

The allocation of the purchase price to the net assets acquired is based on currently available information and estimates as of the date of the financial statements. Adjustments to the purchase price allocation may occur for a period of up to twelve months from the date of purchase as management obtains the information necessary (such as appraisals of the net assets acquired) to finalize this allocation. There is a possibility of significant future adjustments to the purchase price allocation.

The following is a summary of the computation of the net purchase price and the estimated allocation of that price to the assets and liabilities acquired as of June 10, 1996, taking into consideration other direct costs of the acquisition (Amounts in thousands):

PURCHASE PRICE DETERMINATION:

   Gross purchase price                                               $330,000
   Less contractual purchase price adjustments for:
      Current assets                                                   (16,512)
      Assumed liabilities                                              (86,639)
   Acquisition costs                                                     3,232
                                                                   -----------
         Net purchase price                                           $230,081
                                                                   ===========
PURCHASE PRICE ALLOCATION:
  Current assets                                                      $248,307
  Property, plant and equipment                                        110,500
  Accounts payable and accrued expenses                                (68,474)
  Deferred taxes                                                       (11,027)
  Assumed indebtedness                                                  (9,319)
  Fair value adjustments of certain long-term engine
    maintenance contracts, and liabilities related to
    engine product line relocation costs, customer and
    supplier transfer approvals, licenses and other liabilities        (39,906)
                                                                   -----------
         Net purchase price                                           $230,081
                                                                   ===========

Fair value adjustments are being amortized over the life of the related contracts, generally one to three years.

The pro forma results that follow are unaudited and reflect purchase price accounting adjustments assuming the acquisition occurred at the beginning of each period presented. These results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of the periods presented, or of the results which may occur in the future.

                                               For the year ended September 30,
                                            -----------------------------------
                                                1995                  1996
                                            -------------        --------------
Net sales (in thousands)                         $701,075              $803,463
Net income (in thousands)                         $18,124               $13,392
Fully diluted earnings per share                    $1.16                 $0.81


BASIS OF PRESENTATION - These financial statements are presented on a consolidated basis, and include GASI and its majority owned subsidiaries. All significant intracompany transactions and accounts have been eliminated.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ALLOWANCE FOR DOUBTFUL ACCOUNTS - The allowance for doubtful accounts is established by charges to income through the provision for doubtful accounts receivable. Trade accounts receivables which are considered by management to be uncollectible are charged off to the allowance and recoveries of amounts previously charged off are credited to the allowance. The provision for doubtful accounts totaled approximately $174,000, $2,806,000 and $2,144,000 for the years ended September 30, 1994, 1995 and 1996, respectively and trade accounts receivables charged off, net of recoveries, totaled approximately $283,000, $2,170,000 and $512,000 for the years ended September 30, 1994, 1995 and 1996, respectively.

INVENTORIES - Inventories are stated at the lower of cost or market. Cost is determined on the basis of the moving weighted-average cost of materials and supplies and actual cost for labor and overhead included in the work-in-process inventory. Reserves for inventory obsolescence are recorded when, in the opinion of management, the value of specific inventory items has been impaired.

DEFERRED FINANCING COSTS - Debt issuance costs and transaction fees, which are associated with the issuance of notes payable, are being amortized (and charged to interest expense) over the term of the related loan (see Notes 3, 7 and 9) on a method which approximates the level yield method.

PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment is carried at cost. Depreciation and amortization are provided using the straight-line and accelerated methods over the estimated useful lives of the assets (3 to 30 years). When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the period. The cost of maintenance and repairs is charged to income as incurred, and significant renewals and betterments that extend the lives of the assets are capitalized.

REVENUE RECOGNITION - Revenue from engine maintenance services which are short-term in nature, is recognized at the time of performance test acceptance of engines (completed contract method). Revenues from power plant installations and from long-term contracts and programs are recognized under the percentage of completion method. Revenue from part sales is recognized upon shipment of the product to customers. Revenues billed but not earned are deferred and are recognized in the period the cost is incurred (see Note 16).

WARRANTY COSTS - Warranty costs are accrued based on management's estimate of such costs and historical sales percentages.

ENVIRONMENTAL COSTS - A liability for environmental assessments and cleanup is accrued when it is probable a loss has been incurred and such loss is estimable. Generally, the timing of these accruals coincides with the identification of an environ mental obligation through the Company's internal procedures or upon notification from regulatory agencies.

FOREIGN EXCHANGE AND FORWARD EXCHANGE CONTRACTS. - Greenwich-Caledonian utilizes the U.S. dollar as its functional currency. Translation gains and losses are included in earnings. Greenwich-Caledonian enters into forward exchange contracts to hedge certain of its foreign currency commitments. Gains and losses on forward contracts are recognized concurrently with the related transaction gains and losses. Total translation and transaction gains or (losses) included in earnings were $288,000 in 1996.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company's financial instruments include accounts receivable, forward exchange contracts, accounts payable, senior notes, convertible subordinated debentures, and long-term debt. The fair values of such financial instruments have been determined using available market information and interest rates as of September 30, 1996.

At September 30, 1996, the fair value of the 8% Subordinated Debentures due 2000 was $12,038,000 compared to the carrying value of $2,515,000. The fair value of all other financial instruments were not materially different than their carrying value.

INCOME TAXES - Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities, and are measured using the tax rates and laws that will be in effect when the differences are expected to reverse. Additionally, deferred tax balances are adjusted in periods that include the enactment of tax rate changes.

Prior to the adoption of Statement No. 109, income tax expense was determined using the liability method prescribed by Statement of Financial Accounting Standards No. 96, Accounting for Income Taxes. The adoption of Statement 109 was made on a prospective basis and did not have a material impact on the Company for the year ended September 30, 1994.

CAPITAL STOCK - The Company is authorized to issue 25,000,000 shares of Class A common stock, $.01 par value, 25,000,000 shares of Class B common stock, $.01 par value, and 2,500,000 shares of preferred stock, $.01 par value. No preferred stock has been issued to date. There were 2,116 and 58,800 treasury shares as of September 30, 1995 and 1996, respectively.

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

On June 4, 1996, the Company sold 3,400,000 shares of Class B common stock through a public offering that generated proceeds of approximately $80.7 million, (net of $4.3 million in related expenses). Proceeds from this offering were used primarily to fund the 1996 Acquisition.

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE - Earnings per common and common equivalent shares are computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding for each period. Common share equivalents include the dilutive effect of stock warrants and stock options using the treasury stock method, in applicable periods. Fully diluted earnings per common share assumes, in addition to the above, (i) that convertible debentures were converted at the beginning of each period with earnings being increased for interest expense, net of taxes, that would not have been incurred had conversion taken place at the beginning of each period and (ii) the additional dilutive effect from the stock warrants and stock options discussed above. Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not equal per share amounts for the year.

Shares used to calculate earnings per share are as follows:

                                                                 YEARS ENDED SEPTEMBER 30,
                                                              1994         1995          1996
-------------------------------------------------------------------------------------------------
Weighted average shares outstanding                          9,934,302   10,153,452    13,441,779
Dilutive stock options and warrants                             13,498       79,782       268,435
-------------------------------------------------------------------------------------------------
Shares for primary earnings per share                        9,947,800   10,233,234    13,710,214
Assumed conversion of debentures                             2,626,854    2,402,906       429,915
Additional dilution of stock options and warrants                    -      200,266       113,165
-------------------------------------------------------------------------------------------------
Shares for fully diluted earnings per share                 12,574,654   12,836,406    14,253,294
-------------------------------------------------------------------------------------------------

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS No. 121), effective for fiscal years beginning after December 15, 1995. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this statement is not expected to have a material effect on the Company's financial position or results of operations.

In October 1995, the FASB issued Statement of Financial Accounting Standards No.
123, "Accounting for Stock-Based Compensation" (SFAS No. 123). SFAS No. 123 does not rescind or interpret existing accounting rules for employee stock-based arrangements. Under SFAS No. 123, the Company may continue to follow existing rules to recognize and measure compensation, but they will now be required to disclose the pro forma amounts of net income and earnings per share that would have to be reported had the Company elected to follow the "fair value" recognition provisions of SFAS No. 123. SFAS No. 123 will apply to the Company for the year ended September 30, 1997. The Company has not determined whether it will elect to recognize and measure compensation expense under SFAS No. 123 and has not yet determined its effect on the Company's financial position or results of operations.

RECLASSIFICATIONS - Certain reclassifications have been made in the 1994 and 1995 financial statements to conform to the 1996 presentation.

2. ACCOUNTS RECEIVABLE AND INVENTORIES

   Accounts receivable consisted of the following (dollars in thousands):

                                                                      SEPTEMBER 30,
                                                                    1995          1996
------------------------------------------------------------------------------------------
Trade receivables                                                      36,050      144,434
Less:  Allowance for doubtful accounts                                    874        5,033
------------------------------------------------------------------------------------------
         Total accounts receivable                                    $35,176     $139,401
------------------------------------------------------------------------------------------
        Inventories consisted of the following (dollars in thousands):

                                                                      SEPTEMBER 30,
                                                                    1995          1996
------------------------------------------------------------------------------------------
Parts                                                                 $48,297     $136,424
Engines                                                                11,624       21,393
Work in process                                                        46,663      144,116
Inventories substantially applicable to long-term                      14,349       16,080
programs
Total                                                                $120,933     $318,013
------------------------------------------------------------------------------------------


3. DEFERRED FINANCING COSTS

   Deferred financing costs consisted of the following (dollars in thousands):

                                                                     SEPTEMBER 30,
                                                                 1995             1996
------------------------------------------------------------------------------------------
Deferred financing costs                                             $3,889         $9,210
Less accumulated amortization                                         2,172            794
------------------------------------------------------------------------------------------
                                                                     $1,717         $8,416
------------------------------------------------------------------------------------------

Amortization expense (charged to interest expense) for deferred financing costs for the years ended September 30, 1994, 1995, and 1996, were $477,000, $683,000, and $662,000, respectively.


4. PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment consisted of the following (dollars in thousands):

                                                                      SEPTEMBER 30,
                                                                  1995              1996
---------------------------------------------------------------------------------------------
Machinery and equipment                                              $26,169          $88,765
Land, buildings, and improvements                                      2,596           44,397
Other property and equipment                                           4,035            8,633
Capital projects in progress                                             147            5,608
---------------------------------------------------------------------------------------------
Total                                                                 32,947          147,403
Less accumulated depreciation and amortization                         7,289           12,518
---------------------------------------------------------------------------------------------
Property, plant and equipment                                        $25,658         $134,885
---------------------------------------------------------------------------------------------


Depreciation and amortization expense for property, plant and equipment for the years ended September 30, 1994, 1995 and 1996, approximated $1,285,000,
$1,814,000, and $5,229,000, respectively.

5. ACCRUED EXPENSES AND CURRENT PORTION OF LONG TERM DEBT

Accrued expenses and current portion of long-term debt consisted of the following (dollars in thousands):

                                                                     SEPTEMBER 30,
                                                                  1995            1996
-------------------------------------------------------------------------------------------
Accrued payroll and related expenses                                 $4,237         $12,848
Accrued outside service cost                                          1,353          12,925
Other accrued expenses                                                5,307          16,790
Reserve for warranty costs                                            1,246           5,912
Current portion of other liabilities                                    522          16,590
Current portion of long term debt                                     3,437           3,150
-------------------------------------------------------------------------------------------
Total                                                               $16,102         $68,215
-------------------------------------------------------------------------------------------


6. INCOME TAXES

   Income before provision for income taxes consists of the following:

                                                      YEARS ENDED SEPTEMBER 30,
                                                 1994             1995           1996
------------------------------------------------------------------------------------------
Domestic                                            $5,566          $10,166        $16,853
Foreign                                                 --               --          2,921
------------------------------------------------------------------------------------------
Total                                               $5,566          $10,166        $19,774
------------------------------------------------------------------------------------------

The components of the provision for income taxes are as follows (dollars in thousands):

                                                      YEARS ENDED SEPTEMBER 30,
                                                 1994             1995           1996
------------------------------------------------------------------------------------------
Current:

  Federal                                             $635           $3,077         $7,134
  Foreign                                                                            2,838
  State                                                239              749            686
------------------------------------------------------------------------------------------
                                                       874            3,826         10,658
------------------------------------------------------------------------------------------
Deferred:

  Federal                                            1,116               48        (1,124)
  Foreign                                                                          (1,772)
  State                                                230               90            219
------------------------------------------------------------------------------------------
                                                     1,346              138        (2,677)
------------------------------------------------------------------------------------------
Total                                               $2,220           $3,964         $7,981
------------------------------------------------------------------------------------------


The provision for income taxes differs from the amount obtained by applying the statutory federal income tax rate to pretax income as follows:

                                                         YEARS ENDED SEPTEMBER 30,
                                                   1994          1995            1996
------------------------------------------------------------------------------------------
Income tax at statutory rate                         34.0%            34.0%          35.0%
State taxes, net of federal income tax                5.6%             5.4%           3.2%
benefit
Other                                                 0.3%            (0.4%)          2.2%
------------------------------------------------------------------------------------------
Provision for income taxes                           39.9%            39.0%          40.4%
------------------------------------------------------------------------------------------


The tax effects of significant items comprising the Company's net deferred tax liability consisted of the following (dollars in thousands):

                                                                   SEPTEMBER 30,
                                                                1995            1996
-----------------------------------------------------------------------------------------
Deferred tax assets:

  Accounts receivable                                                 $252           $791
  Accrued expenses                                                     489         14,037
  Other                                                                  4             45
-----------------------------------------------------------------------------------------
  Total deferred tax assets                                            745         14,873
-----------------------------------------------------------------------------------------
Deferred tax liabilities:
  Inventory                                                          2,929          5,160
  Property, plant and equipment                                      2,642         19,414
  Other                                                                 14          3,488
-----------------------------------------------------------------------------------------
  Total deferred tax liabilities                                     5,585         28,062
-----------------------------------------------------------------------------------------
Net deferred tax liability                                         ($4,840)      ($13,189)
-----------------------------------------------------------------------------------------

Included in prepaid expenses and other current assets at September 30, 1996 are net deferred tax assets of approximately $9,811,000.

U.S. income taxes or foreign withholding taxes are not provided on undistributed earnings of the foreign subsidiary which are considered to be indefinitely reinvested in the operations of such subsidiary. The amount of such earnings was approximately $1,855,000 at September 30, 1996. Determination of the net amount of unrecognized U.S. income tax, if any, with respect to these earnings is not practicable.

7. OTHER LIABILITIES

   Other liabilities consisted of the following (dollars in thousands):

                                                                     SEPTEMBER 30,
                                                                   1995            1996

---------------------------------------------------------------------------------------
Acquisition payable                                                  $1,044        $522
Fair value adjustments of certain long-term engine maintenance contracts, and liabilities related to engine
  product line relocation costs,
  customer and supplier approvals, licenses and
  other liabilities                                                              34,278
Inventory purchase payable                                           13,300      11,300
---------------------------------------------------------------------------------------
Total                                                                14,344      46,100
---------------------------------------------------------------------------------------
Less current portion
 - included in accrued expenses                                         522      16,590
 - included in customer deposits                                      4,000       4,000
---------------------------------------------------------------------------------------
Total current portion                                                 4,522      20,590
---------------------------------------------------------------------------------------
Other liabilities, net of current portion                            $9,822     $25,510
---------------------------------------------------------------------------------------

ACQUISITION PAYABLE - In connection with the Company's acquisition of Greenwich-Connecticut, the Company agreed to pay the Seller the remaining purchase price due of approximately $1,566,000 in three equal annual non-interest bearing installments of approximately $522,000 each, starting in fiscal year 1995. The current portion as of September 30, 1996 and 1995 of approximately $522,000 has been included in accrued expenses.


INVENTORY PURCHASE PAYABLE - On May 1, 1995, the Company purchased approximately
$17.6 million of engine parts inventories from a customer. The Company paid $2.5 million in cash and offsets against receivables and agreed to pay the balance due of $15.1 million in the form of service credits applied against qualified invoices for services to be provided to such customer. Management estimates that approximately $4 million of service credits will be utilized within one year and has therefore included $4 million in customer deposits as of September 30, 1996 and 1995.

FAIR VALUE ADJUSTMENTS - Fair value adjustments of certain long term engine maintenance contracts are being amortized over the life of the related contracts which expire within one to three years. Management estimates that approximately
$11.9 million will be utilized within one year and has therefore included $11.9 million in accrued expenses as of September 30, 1996.

8. LONG-TERM DEBT

   Long-term debt consisted of the following (dollars in thousands):

                                                                  SEPTEMBER 30,
                                                               1995            1996
-----------------------------------------------------------------------------------------
Revolving Credit Facilities                                       $40,448         $59,246
Term Loan                                                           6,019           4,778
Connecticut Term Loan                                               5,333           3,555
Loan payable to WAL                                                 2,023           1,604
Borrowing facility                                                                  4,818
-----------------------------------------------------------------------------------------
Total                                                              53,823          74,001
-----------------------------------------------------------------------------------------
Less current portion
 - Term loans                                                       3,019           2,687
 - Loan payable to WAL                                                418             463
-----------------------------------------------------------------------------------------
Total current portion (included in accrued expenses)                3,437           3,150
-----------------------------------------------------------------------------------------
Long term debt - net of current portion                           $50,386         $70,851
-----------------------------------------------------------------------------------------

REVOLVING CREDIT FACILITIES - As of September 30, 1995, the Company had a $55 million "Revolving Credit Facility." Interest, payable monthly, was calculated as (i) a certain bank's prime rate of interest plus 1.0%, or (ii) the federal funds interest rate plus 1.5%. The Company also had the option to fund up to one-half of the borrowings at either the 30, 60 or 90-day LIBOR plus 2.75%. Concurrent with the acquisition of the Former Aviall Operations (see Note 1), the Class B Common Stock Offering (see Note 1), and the sale of the Senior Notes (see Note 10), the Company refinanced the Revolving Credit Facility by entering into the "New Credit Facility".

The New Credit Facility, comprised of two senior secured revolving credit facilities in the aggregate amount of $175 million, is secured by the Company's accounts receivable, inventories and contract rights and by a pledge of 65% of the capital stock of Greenwich-Caledonian. Advances under the New Credit Facility are based upon percentages of outstanding eligible accounts receivable and inventories, and are borrowed at either (i) the lender's prime rate plus 0.875% or (ii) the London Interbank Offering Rate ("LIBOR") plus 2.375%. Expenses related to the refinancing of the New Credit Facility aggregated $2.9 million and were recorded as deferred financing costs. As of September 30, 1996, the prevailing prime interest rate under the New Credit Facility was 9.13%, and the prevailing LIBOR interest rate was 8.03%. Interest is payable monthly, and the new credit facility matures in June 2001.

The New Credit Facility at September 30, 1996, was classified as long-term, as the Company had the intent and the ability, supported by the terms of its existing Revolving Credit Facility, to maintain through October 1997, principal amounts outstanding under the agreement.

PROTECTED INTEREST RATE AGREEMENTS - Because the Company's obligations under the Revolving Credit Facilities bear interest at floating rates, the Company is subject to changes in prevailing interest rates. In September 1994, the Company entered into protected interest rate agreements ("Cap Agreements") with a financial institution in order to reduce the Company's exposure to interest rate fluctuations. Under the Cap Agreements, the Company has $12,500,000 of prime rate coverage protection at 11.75%, and $12,500,000 of 90 day LIBOR rate protection at 9.0% through August 31, 1997. If the prevailing interest rate exceeds the contracted rate, the financial institution will pay to the Company an amount equal to the excess.

Transaction fees paid in connection with the Cap Agreements are being amortized to interest expense over the life of the Cap Agreements on a method which approximates the level yield method. Any payments by the financial institution will reduce the interest costs associated with the borrowings protected.

OTHER DEBT

TERM LOAN. In November 1992, the Company entered into a loan and security agreement with a commercial lender (the "Term Lender") for a five year, $9 million term loan expiring in November 1997 (the "Term Loan"). The Term Loan is secured by equipment and tooling with a net book value of $10,920,000 as of September 30, 1996. This term loan bears interest at 8.75% per annum, payable in 59 monthly installments (including principal and interest) of $143,205 each, and a final payment of approximately $3.3 million due on November 1, 1997.

CONNECTICUT TERM LOAN. On May 26, 1994 the Company and Greenwich-Connecticut entered into a separate loan and security agreement with the Term Lender for a five year, $8 million term loan expiring on May 26, 1999 (the "Connecticut Term Loan"). The Connecticut Term Loan is secured by substantially all of Greenwich-Connecticut's fixed assets (excluding real estate) with a net book value of $16,121,000, bears interest at a rate of 8.99% per annum, payable monthly in arrears. Principal repayments remaining under this agreement are monthly installments of $111,111 each, with all such payments ending on May 26, 1999.

LOAN PAYABLE TO WAL. In November 1992, the Company entered into a loan and security agreement with World Air Lease, Inc. ("WAL"), an affiliate of the Company, for a five year, $3 million Term Loan expiring in November 1997 (the "WAL Loan"). The WAL Loan is co-secured by the same equipment and tooling as the Term Loan, and bears interest at 10.25% per annum, payable in 59 monthly installments (including principal and interest) of $50,519 each, and a final payment of approximately $1.1 million due on November 1, 1997. In April l, 1994, subject to the terms and conditions of the Greenwich-Connecticut Term Loan, WAL agreed to grant a priority lien position to the Term Lender on Greenwich-Connecticut's fixed assets. In return, WAL was granted a priority lien position on specific tooling, and was granted a first mortgage on certain real property that the Company owns in East Granby, Connecticut.

BORROWING FACILITY. Greenwich-Caledonian has borrowings directly from a financial institution in the United Kingdom which consists of a (pound)4.0 million ($6.3 million as of September 30, 1996) unsecured overdraft facility payable on demand (the "Borrowing Facility"). Borrowings under this facility bear interest at the Bank's Base Rate plus 1.75%, (7.5% as of September 30, 1996). As of September 30, 1996, approximately $4.8 million was outstanding under this borrowing facility.

RESTRICTIVE COVENANTS AND MATURITIES -The Company's credit agreements each contain various restrictive covenants which include, among other things, minimum tangible net worth, maintenance of minimum working capital, limitations on the payment of dividends, restrictions on capital expenditures, restrictions on certain additional indebtedness and requirements to maintain certain financial ratios.

Scheduled debt maturities subsequent to September 30, 1996, are as follows (dollars in thousands):

       Period ending September 30,                         Amount
-----------------------------------------------------------------
           1997                                            $3,150
           1998                                             5,899
           1999                                               889
           2000                                                 0
           2001                                            64,063
-----------------------------------------------------------------
           Total                                          $74,001
-----------------------------------------------------------------


9. CONVERTIBLE SUBORDINATED DEBENTURES

The Company's $2,515,000 publicly-traded debentures (the "Debentures") outstanding as of September 30, 1996, ($14,057,000 outstanding as of September 30, 1995) mature on November 15, 2000 and pay interest at 8% per annum, payable on March 15 and September 15 every year until maturity. The Debentures are convertible into shares of the Company's Class A Common Stock at any time prior to maturity, unless previously redeemed by the Company, at a conversion price of $5.85 per share, subject to adjustment in certain events. The Debentures are not redeemable by the Company prior to November 15, 1996. Thereafter, the Debentures are redeemable at a redemption price equal to 100% of the principal amount thereof plus accrued interest, provided that the Debentures may not be redeemed unless the closing price of the Company's Class A Common Stock has equaled or exceeded $6.75 for 20 consecutive trading days.

In 1995, $2,942,000 principal amount of debentures were converted into 251,445 shares of the Company's Class A Common Stock (based on a conversion rate of $11.70 per share) or approximately 85 shares for each $1,000 face amount of debentures. In 1996, $11,542,000 principal amount of debentures were converted into 1,033,546 shares of the Company's Class A Common Stock ($10,982,000 prior to May 9, 1996, based on a conversion price of $11.70 per share and $560,000 on or after May 8, 1996 based on a conversion price of $5.85 per share or approximately 171 shares for each $1,000 face amount of debentures).

10. SENIOR NOTES

On June 4, 1996, the Company sold $160 million principal amount of 10 1/2% Senior Notes due 2006 (the "Senior Notes" or the "Notes") through a public offering. Proceeds from this offering, net of underwriting discounts and expenses approximating $5.3 million, were used primarily to fund the Aviall Acquisition (see Note 1). The Notes are senior unsecured obligations of the Company, which rank PARI PASSU with all unsubordinated unsecured indebtedness of the Company, and rank senior in right of payment to all existing and future subordinated indebtedness of the Company.

The Notes are not redeemable prior to June 1, 2001; however, at any time on or after June 1, 2001, the Notes are redeemable at the Option of the Company, in whole or in part, on not less than 30 nor more than 60 days' notice, at redemption prices (expressed as percentages of principal amount) equal to: (a) 105.25%, if redeemed during the 12-month period commencing June 1, 2001; (b) 103.50%, if redeemed during the 12-month period commencing June 1, 2002; (c) 101.75%, if redeemed during the 12-month period commencing June 1, 2003; and (d) 100%, if redeemed thereafter, beginning June 1, 2004.

The Notes contains limitations on, among other things, the incurrence of additional indebtedness, payment of dividends, issuance of new stock, and certain other transactions as defined. The Notes are also fully and unconditionally guaranteed on a senior unsecured basis by each of the Company's domestic subsidiaries (guarantor subsidiaries) and are secured by a pledge of 65% of the capital stock of Greenwich-Caledonian (non-guarantor subsidiary). See
Note 18.

11.     STOCK OPTION, STOCK WARRANTS, AND OTHER PLANS

1992 STOCK OPTION PLAN - In July 1992, the Company's Board of Directors and stockholders approved the establishment by the Company of the 1992 Employee Incentive and Non-Qualified Stock Option Plan (the "1992 Stock Option Plan"), pursuant to which officers and other key employees of the Company can receive incentive options and non-qualified options to purchase an aggregate of 584,125 shares of the Company's Common Stock. During fiscal 1996, the plan was amended to allow the granting of Class B Common Stock only after May 8, 1996.

The exercise price for shares purchased upon the exercise of non-qualified options granted under the 1992 Stock Option Plan is determined by the Compensation Committee at the time of option grant. The exercise price of an incentive stock option granted under the 1992 Stock Option Plan must be at least equal to 100% of the fair market value of the Common Stock on the date such option is granted (110% of the fair market value for stockholders who, at the time the option is granted, own more than 10% of the total combined classes of stock of the Company or any subsidiary). No employees may be granted incentive stock options in any year for shares having a fair market value, determined as of the date of grant, in excess of $100,000.

No incentive option granted under the 1992 Stock Option Plan may have a term of more than 10 years (five years for 10% or greater stockholders). Options, whether incentive or nonqualified options, generally may be exercised only if the option holder remains continuously associated with the Company or a subsidiary from the date of grant to the date of exercise. However, options may be exercised upon termination of employment or upon the death or disability of an employee within certain specified periods.

The Company may grant non-qualified options with exercise prices which are less than the fair market value of the Common Stock on the date of grant. The Company does not intend to grant non-qualified options at exercise prices which are less than 85% of the fair market value of the Common Stock on the date of grant.

On May 20, 1994, the Company granted certain officers and other key employees the option to purchase an aggregate of 106,500 (213,000 after effect of May 8, 1996 stock dividend) shares of the Company's common stock. These incentive options were granted at an exercise price of $6.00 ($3.00 after effect of May 8, 1996 stock dividend) per share and are exercisable beginning one year after the date of grant for 25% of the shares, with the balance to become exercisable cumulatively in two installments each year thereafter of 25% and 50% in years two and three, respectively. During fiscal 1995, the Company granted other key employees the option to purchase an additional 18,000 (36,000 after effect of May 8, 1996 stock dividend) shares of common stock at an option price of $7.00 for 10,000 ($3.50 for 20,000 after effect of May 8, 1996 stock dividend) shares and $12.38 for 8,000 ($6.19 for 16,000 after effect of May 8, 1996 stock dividend) shares. During fiscal 1996 the Company granted the option to purchase an additional 131,000 shares of common stock to key employees at an average option price per share of $13.56.


1992 Stock Option Plan activity is shown below:

                                                               YEAR ENDED SEPTEMBER 30,
              SHARES UNDER OPTION                               1995          1996
---------------------------------------------------------------------------------------
Outstanding at beginning of period                                121,500       137,000
Granted                                                            18,000       131,000
Exercised                                                               -       (64,175)
Canceled                                                           (2,500)       (5,250)
Distributed as part of May 8, 1996 stock dividend                      -        186,125
---------------------------------------------------------------------------------------
   Outstanding at end of period                                   137,000       384,700
---------------------------------------------------------------------------------------

As of September 30, 1996, options for 31,250 shares were exercisable at an option price of $3.00.

1994 STOCK OPTION PLAN - In August 1994, the Company's Board of Directors approved the establishment of a stock option plan (the "1994 Stock Option Plan") pursuant to which outside directors of the Company can receive incentive options and non-qualified options to purchase an aggregate of 15,000 (30,000 after effect of May 8, 1996 stock dividend) shares of the Company's common stock. As of September 30, 1996 all 30,000 options had been granted and 24,200 were exercisable at an exercise price of $2.69 per share.

STOCK WARRANTS - In connection with the Company's initial public offering in November 1993, the Company agreed to sell to underwriters (or its assigns) warrants to purchase up to $1,500,000 principal amount of debentures at 130% of their initial public offering price and up to 100,000 (200,000 after effect of May 8, 1996 stock dividend) shares of the Company's common stock at $11.70 ($5.85 after effect of May 8, 1996 stock dividend) per share. These warrants are exercisable through November 1998.

Through September 30, 1996, 170,321 shares of the Company's common stock (9,000 as of September 30, 1995) were issued in connection with the exercise of warrants to purchase $1,275,000 of debentures and 200,000 shares of common stock. All exercises of warrants were cashless with the exception of certain stock warrants which were exercised to purchase 36,600 common shares in 1996 for approximately $214,000 in cash. As of September 30, 1996, warrants to purchase of up to $225,000 in debentures remain outstanding and exercisable.

1995 STOCK PURCHASE PLAN - In July 1992, the Company's Board of Directors authorized and directed the Compensation Committee of the Board and the officers of the Company to develop a stock purchase plan available to Company employees to serve as an additional employment incentive.

During 1995, the Company's Board of Directors and stockholders approved the adoption of the "1995 Stock Purchase Plan" as developed by Company's management. During 1996, the plan was amended to increase the number of shares and to provide for the purchase of Class B Common Stock only after June 30, 1996. Under this plan all full-time employees with at least one year of service may purchase up to an aggregate of 200,000 shares of the Company's common stock. The 1995 Stock Purchase Plan allows participating employees to purchase, through payroll deductions, shares of the Company's common stock at 85 percent of the fair market value at specified times. During fiscal 1995 and 1996, employees purchased a total of 37,884 and 18,851 shares, respectively, at $3.46 and $17.72 per share. At September 30, 1996, 143,265 shares remained available for purchase through the plan.

401(K) PLAN - During 1990, the Company adopted a 401(K) Plan (the "Plan") which allows eligible employees to contribute to the Plan up to 25% of their compensation for services rendered in any year, not to exceed amounts prescribed under statutory limits. The Company may elect to make contributions to the Plan at its discretion. The Company contributions to the Plan for the years ended September 30, 1994, 1995, and 1996 were approximately $20,000, $28,000, and
$70,000, respectively.

12. RELATED PARTY TRANSACTIONS

During fiscal 1995 and 1996, the Company purchased engine parts from WAL totaling $171,930 and $37,000, respectively. During fiscal 1995 and 1996, the Company performed engine parts repair services for WAL and another company affiliated through common ownership aggregating approximately $103,000 and $63,000, respectively.

In March 1995, the Company purchased an aircraft engine from another company affiliated through common ownership and concurrently entered into an agreement to sell the engine to a customer under substantially the same terms. The Company received a brokerage fee of $10,000 and was reimbursed for its costs and expenses.

In June 1995, the Company entered into an aircraft engine lease agreement with a company affiliated through common ownership to provide a replacement engine while a customer's engine was being served by the Company. Concurrent to entering into the lease, the Company and the customer entered into a sub-lease under substantially the same terms.

In June 1995, the Company purchased an unserviceable engine at its approximate fair market value of $550,000 from an affiliated company. This engine was disassembled to provide parts for an engine being repaired by the Company for an unaffiliated third party.

In May 1996, the Company completed the servicing of an engine partly owned by a company affiliated through common ownership, which services aggregated to $640,000. This affiliate is a passive investor with a minority interest in, and no management control of the engine serviced.

The terms of the above transactions are believed by the Company's management to have been on a market basis not materially different from those which would have prevailed in a transaction on an arms-length basis with an unrelated person.

A Director of the Company is a senior partner in a law firm which has received legal fees from the Company in connection with professional services provided to the Company.

13. COMMITMENTS AND CONTINGENCIES

As security for performance and advances on long term contracts, the Company is contingently liable as of September 30, 1996, in the amount of $3,280,000, under standby letter of credits and bonds.

The Company conducts certain operations from leased warehouses and office facilities and uses certain data processing, transportation, and other equipment under lease agreements expiring at various dates during the next five years, excluding renewal options. In most cases, management expects that in the normal course of business, leases that expire will be renewed or replaced by other leases.

Rent expense for the years ended September 30, 1994, 1995 and 1996, under these leases was approximately $1,974,000, $5,142,000 and $6,308,000, respectively.

Aggregate future minimum lease payments under these noncancelable operating leases are as follows (dollars in thousands):

Year Ending September 30,               Amount
----------------------------------------------
           1997                         $7,896
           1998                          7,078
           1999                          6,283
           2000                          5,501
           2001                          5,289
----------------------------------------------
Total                                  $32,047
----------------------------------------------

The Company's existing and anticipated customers include passenger airlines, air freight and package carriers, industrial and marine users, government and leasing companies. Economic and other factors may adversely affect the airline industry, particularly the major passenger airlines. As a result, certain of these customers may pose credit risks to the Company. To date, the Company has not been significantly impacted by these factors, however, the Company cannot predict whether these conditions will adversely affect the Company's results of operations in the future.

The Company has entered into employment agreements with two of its officers expiring on September 30, 1996. Under such agreements, as amended, the Company paid the officers base salaries of $400,000 and $200,000 per annum, plus deferred compensation of $80,000 and $20,000, respectively. Additionally these officers are entitled to annual bonuses, based on the Company achieving certain pre-determined base income. For fiscal 1996 the bonuses were not to exceed an aggregate of $1,000,000 per annum.

The Company is subject to extensive and frequently changing Federal and State environmental laws and regulations. The Company believes that it is in material compliance with all applicable environmental laws and regulations. Although unaware of any violations, the Company could be held liable as a former operator at locations where formerly conducted operations, as well as at the newly acquired locations although the Company has been indemnified by prior owners of most of its current facilities. The Company may be subject to enforcement actions, environmental remediation, installation of appropriate control technology and/or penalties. Since the existence and, if violations are asserted, the ultimate outcome of these matters are not certain and no significant provision has been made in the accompanying financial statements.

It is anticipated that new regulations, or new interpretations of existing environmental regulations, which the Company is subject to, may be promulgated which may necessitate material capital expenditures on the part of the Company. The Company is currently unable to estimate the extent of any capital expenditures that may be required in the future to effect such compliance.

The Company is a defendant in a lawsuit with a previous customer in connection with an aircraft maintenance service agreement, for the repair of an aircraft and engine in which damages in excess of $2,000,000 against the Company are claimed. Based upon legal proceedings, discovery to date, and the advice of legal counsel management believes that the Company's liability, if any, will not exceed $300,000 as a result of this action, and it is the Company's intention to defend this suit vigorously.

From time to time, the Company is involved in litigation routine to its operations. The Company believes, with advice of legal counsel, that the ultimate outcome of such routine litigation will not have a significant impact on the Company's financial position or results of operations.

14. PENSION PLAN

Greenwich-Caledonian maintains a defined benefit pension plan. The benefits for this plan are based upon a final-pay benefit formula. The funding policy for the plan is to contribute such amounts as are necessary on an actuarial basis to provide the plan with sufficient assets to meet the benefits payable to plan participants. The plan's assets are primarily invested in equities and interest-bearing accounts.

The following tables reflect the components of net pension expense and the funded status for the plan (in thousands):

                                                    FOR THE YEAR ENDED
                                                    SEPTEMBER 30, 1996
----------------------------------------------------------------------
Service cost - benefits earned during the year              $416
Interest cost on projected benefit obligation                659
Actual return on plan assets                                (677)
Net amortization and deferral                               (219)
----------------------------------------------------------------------
Net pension expense                                         $179
----------------------------------------------------------------------

                                                     OF SEPTEMBER 30,
FUNDED STATUS                                            1996
-----------------------------------------------------------------------
Plan assets at fair value                                       $29,141
-----------------------------------------------------------------------
Actuarial present value of benefit obligations:
    Vested benefits                                              19,010
    Nonvested benefits                                              202
-----------------------------------------------------------------------
    Accumulated benefit obligation                               19,212
  Additional benefits based on projected                          7,306
   future salary increases
-----------------------------------------------------------------------
Projected benefit obligation                                     26,518
-----------------------------------------------------------------------
Plan assets greater than projected benefit                        2,623
 obligation
Unrecognized net (gains)                                         (1,099)
Unrecognized prior service cost                                      19
-----------------------------------------------------------------------
Prepaid pension expense                                          $1,543
-----------------------------------------------------------------------

The following table sets forth the year end actuarial assumptions used in the accounting for the plan:

     Discount rate for determining projected benefit              8.25%
      obligation
     Rate of increase in compensation levels                      5.75%
     Expected long-term rate of return on plan assets             9.50%

Actuarial gains and losses and plan amendments are amortized over the average remaining service lives of participants expected to receive benefits and transition amounts are amortized over 13 to 19 years.

15. MAJOR CUSTOMERS AND GEOGRAPHIC INFORMATION

Sales to one major unaffiliated customer during the year ended September 30, 1996 amounted to $45,508,000, representing approximately 11% of the Company's net sales for such year. Sales to two major unaffiliated customers during the year ended September 30, 1995 amounted to $34,779,000 and $20,255,000, representing approximately 18% and 10%, respectively, of the Company's net sales for such year. No one customer represented over 10% of sales for the year ended September 30, 1994.

Sales under government contracts and sub-contracts aggregated 20%, 14%, and 11% of total net sales for the years ended September 30, 1994, 1995 and 1996 respectively. Government contracts are customarily subject to cancellation or renegotiation at the Government's election. However, the Company is not aware of any such actions or pending actions that would have a material affect on the Company's financial position or results of operations.

Sales to foreign customers aggregated 21%, 18%, and 24% of total net sales for the years ended September 30, 1994, 1995 and 1996, respectively. The Company's customers are located throughout the world, and those outside the United States are not concentrated in any one geographic area.

The Company operates in the aviation industry and reports its activities as one business segment. The Company's foreign sales and pretax earnings emanate entirely from its repair facility in Prestwick, Scotland. There were no foreign operations prior to 1996. Financial information by geographic area follows (in thousands):

                                                1996

----------------------------------------------------
Net sales:
    United States                            331,824
    United Kingdom                            66,089
----------------------------------------------------
----------------------------------------------------
Operating profit:
    United States                             27,663
    United Kingdom                             4,261
----------------------------------------------------
----------------------------------------------------
Identifiable assets:
    United States                            434,815
    United Kingdom                           190,265
----------------------------------------------------
----------------------------------------------------

There were no transfers between geographic areas. Operating profit is net sales less operating expenses. In computing operating profit, none of the following items has been added or deducted: interest expense, other (income)/expense, and income taxes. Domestic operations profit is net of corporate and general and administrative expenses.

Identifiable assets are those assets of the Company that are identified with the operations in each geographic area.

16. LONG-TERM MAINTENANCE CONTRACTS

The Company is a party to several long-term engine maintenance contracts with customers for specified engine fleets over specific periods of time. These contracts, with remaining terms at September 30, 1996 of one to three years, use long-term contract accounting which requires various estimates to predict the contract profitability over the life of the contract. Revenues are recognized upon test acceptance based on rates per hour (power-by-the-hour) applied to each completed engine's hours flown since last shop visit. Customers are billed monthly for fleet hours flown during the period. Costs are recognized for completed engines based on an average gross margin assumption over the life of the contract.

Estimates used include failure removal rates, productivity changes, overhaul cost projections and customer and fleet specific variables. Changes to these estimates and the resulting cumulative contract-to-date catchup adjustments may result in material changes to profitability in any given time period. The estimates used represent management's best estimate of expected future contract results based on available information. Actual results could differ significantly (positive or negative) from estimates currently used should operating performance or other factors change.

The balance sheet components associated with these long-term contracts include deferred receivables, costs, charges and revenues. Deferred receivable is the contract-to-date cumulative variance between the amounts invoiced at contract rates and the average rate over the contract's life. Deferred cost is the cumulative difference between the costs projected to date based on the total estimated contract profitability and the actual costs incurred to date. This amount is classified according to the remaining term of the related contract. Deferred charge (revenue) is the cumulative variance between the fleet hours flown at the contract rate per hour and the revenue recognized to date.


The following table sets forth the assets (liabilities) related to the long-term engine maintenance contracts as of September 30:

(In thousands)                                1995                     1996
---------------------------------------------------------------------------
Current deferred receivable                                          $3,329
Current deferred cost                                                 4,404
Long-term deferred cost                                               4,275
Current deferred charge (revenue)               ($1,853)               (953)
Long-term deferred charge (revenue)                                  (1,032)


17. OTHER STATEMENT OF CASH FLOWS INFORMATION

Cash paid for interest was $4,008,000, $7,072,000, and $7,534,000 in 1994, 1995
and 1996, respectively. Cash paid for income taxes was $1,576,000, $4,436,000, and $7,082,000 in 1994, 1995 and 1996, respectively.

In 1995 and 1996, $2,942,000 and $11,542,000, respectively, of Convertible
Subordinated Debentures were converted into 251,445 and 1,033,546 shares of common stock, respectively. The related unamortized deferred issue costs for the debentures converted of $(233,000) and $(877,000) for 1995 and 1996, respectively, were charged to additional paid in capital. The unamortized deferred issue costs is determined as of the date of conversion.

In 1995 and 1996, 9,000 and 161,321 shares, respectively, of the Company's common stock were issued in connection with the cashless exercise of warrants to purchase debentures and shares of common stock (see note 11).

Non-cash assets and liabilities obtained in the 1996 Acquisition described in
Note 1 were (amounts in thousands):

    Current assets                                $248,307
    Property, plant and equipment                  110,500
    Current liabilities                             83,722
    Non-current liabilities                         45,004

18. OTHER INFORMATION

The following information is being presented for (i) Greenwich Air Services, Inc. ("GASI"), (ii) its domestic subsidiaries combined (guarantor subsidiaries),
(iii) Greenwich-Caledonian (non-guarantor subsidiary), and (iv) the Company on a consolidated basis (in thousands):

                                                             GUARANTOR     NON-GUARANTOR
                                                    GASI    SUBSIDIARIES    SUBSIDIARY  CONSOLIDATED
                                                    ----    ------------  ------------- ------------
FOR THE YEAR ENDED SEPTEMBER 30, 1994:
Net sales                                         $76,315        $28,918                   $105,233
Gross profit                                       11,303          5,957                     17,260
Income from operations                              5,767          4,487                     10,254
Net income                                          1,433          1,913                      3,346
Total assets                                       76,334         62,089                    138,423
Intercompany receivable and (payable)              18,384        (18,384)                         0
Total liabilities                                  68,669         41,792                    110,461





                                                             GUARANTOR     NON-GUARANTOR
                                                    GASI    SUBSIDIARIES    SUBSIDIARY  CONSOLIDATED
                                                    ----    ------------  ------------- ------------
FOR THE YEAR ENDED SEPTEMBER 30, 1995:
Net sales                                         120,692         75,627                    196,319
Gross profit                                       17,887         13,475                     31,362
Income from operations                              8,050          9,675                     17,725
Net income                                          3,169          3,033                      6,202
Total assets                                      119,255         66,365                    185,620
Intercompany receivable and (payable)              21,533        (21,533)                         0
Total liabilities                                 108,946         39,886                    148,832

FOR THE YEAR ENDED SEPTEMBER 30, 1996:
Net sales                                         158,792        173,032         $66,089    397,913
Gross profit                                       23,616         23,281           8,060     54,957
Income from operations                             13,642         14,021           4,261     31,924
Net income                                          5,453          4,485           1,855     11,793
Total assets                                      159,360        275,455         190,265    625,080
Intercompany receivable and (payable)             170,579       (116,231)        (54,348)         0
Total liabilities                                 278,774        144,787          62,472    486,033

19. SUBSEQUENT EVENTS

On October 2, 1996, Greenwich's Board of Directors authorized the redemption of all of the Company's outstanding 8% Convertible Subordinated Debentures, due in the year 2000. The redemption date was November 25, 1996. The redemption price was 100% of the principal amount plus any unpaid interest accrued to that date. The debentures are convertible into Class A Common Stock at a conversion price of $5.85 per share. Prior to the redemption, all $2.5 million of the then outstanding debentures were converted into approximately 430,000 shares of Class A Common Stock by the holders thereof. If the conversion had occurred at the beginning of fiscal year 1996, primary earnings per share would have been $0.83.

On November 25, 1996, Greenwich's Board of Directors elected to declare a $.012 per share cash dividend to shareholders of record as of January 10, 1997. The cash dividend is payable on shares of both Class A and Class B Common Stock and will be paid on January 30, 1997.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholder of Greenwich Caledonian, Ltd.:

In our opinion, the accompanying balance sheet and the related statements of income, of shareholder's equity and of cash flows present fairly, in all material respects, the financial position of Greenwich Caledonian, Ltd. at September 30, 1996 and the results of their operations and their cash flows for the period of June 11 to September 30, 1996, in conformity with United States generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards in the United Kingdom and the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

Deloitte & Touche
Chartered Accountants
Glasgow, Scotland

December 19, 1996

GREENWICH CALEDONIAN, LTD.
BALANCE SHEET
SEPTEMBER 30, 1996
(Dollars in Thousands)
-------------------------------------------------------------------
ASSETS
Current Assets:
  Cash                                                           $6
  Accounts receivable                                        33,862
  Inventories                                               102,997
  Prepaid expenses and other current assets                   3,774
-------------------------------------------------------------------
Total current assets                                        140,639
-------------------------------------------------------------------
Property, Plant and Equipment                                49,626
-------------------------------------------------------------------
Total Assets                                               $190,265
-------------------------------------------------------------------
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
  Accounts payable                                          $26,360
  Accrued expenses and current portion of long-term          13,924
liabilities
  Customer deposits and deferred revenues                     2,382
  Income taxes payable                                        4,995
-------------------------------------------------------------------
Total current liabilities                                    47,661
-------------------------------------------------------------------
Deferred Income Taxes                                         9,993
Borrowing Facility                                            4,818
Due to Greenwich                                             54,348
Stockholder's Equity:
  Common stock                                               23,632
  Capital in excess of par value                             47,958
  Retained earnings                                           1,855
-------------------------------------------------------------------
Total stockholder's equity                                   73,445
-------------------------------------------------------------------
Total Liabilities and Stockholder's Equity                 $190,265
-------------------------------------------------------------------

See notes to financial statements.

GREENWICH CALEDONIAN, LTD.
STATEMENT OF INCOME
FOR THE PERIOD OF JUNE 11 TO SEPTEMBER 30, 1996
(Dollars in Thousands)
-----------------------------------------------------------------
Net Sales                                                 $66,089
Cost of Sales                                              58,029
-----------------------------------------------------------------
Gross Profit                                                8,060
Selling, General and Administrative Expenses                3,799
-----------------------------------------------------------------
Income from Operations                                      4,261
Nonoperating (Income) Expense:
      Interest Expense                                      1,636
      Other (income) / expense, net                          (296)
-----------------------------------------------------------------
Total Nonoperating (Income) Expenses                        1,340
-----------------------------------------------------------------
Income Before Provision for                                 2,921
Income Taxes
Provision for Income Taxes                                  1,066
-----------------------------------------------------------------
Net Earnings                                               $1,855
-----------------------------------------------------------------

See notes to financial statements.


GREENWICH CALEDONIAN, LTD.
STATEMENT OF STOCKHOLDER'S EQUITY
FOR THE PERIOD OF JUNE 11 TO SEPTEMBER 30, 1996
(Dollars in thousands)
---------------------------------------------------------------------------------------------------
                                                           CAPITAL IN
                                     COMMON STOCK          EXCESS OF        RETAINED
                                   SHARES  AMOUNT          PAR VALUE        EARNINGS        TOTAL
                                -------------------------------------------------------------------
AT JUNE 11, 1996                23,069,272     $23,632        $47,958             $0        $71,590
Net Earnings                                                                   1,855          1,855
                                -------------------------------------------------------------------
AT SEPTEMBER 30, 1996           23,069,272     $23,632        $47,958         $1,855        $73,445
---------------------------------------------------------------------------------------------------

See notes to financial statements.

GREENWICH CALEDONIAN, LTD.
STATEMENT OF CASH FLOWS
FOR THE PERIOD OF JUNE 11 TO SEPTEMBER 30, 1996
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------
Cash flows from operating activities:
Net earnings                                                  $1,855
Adjustments to reconcile net income to net
cash provided (used)
by operating activities:
   Depreciation and amortization                               1,554
   Provision for doubtful accounts receivable                    128
   Changes in assets and liabilities:
     Accounts receivable                                      16,716
     Inventories                                             (29,769)
     Prepaid expenses & other current assets                  (2,766)
     Accounts payable                                          3,394
     Accrued expenses and deferred revenues                    5,743
     Income taxes payable                                      1,016
     Deferred income taxes payable                            (1,034)
     Net cash (used) by operating activities                  (3,163)
--------------------------------------------------------------------
Cash flows from investing activities:
   Capital expenditures                                          (50)
--------------------------------------------------------------------
     Net cash (used) by investing activities                     (50)
--------------------------------------------------------------------
Cash flows from financing activities:
   Net change in borrowing facility                           (4,517)
   Net change in due to Greenwich                              7,730
--------------------------------------------------------------------
     Net cash provided by financing activities                 3,213
--------------------------------------------------------------------
Net (decrease) increase in cash                                   --
Cash, beginning of period                                          6
--------------------------------------------------------------------
Cash, end of period                                               $6
--------------------------------------------------------------------

See notes to financial statements.

                           GREENWICH CALEDONIAN, LTD.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BACKGROUND

Greenwich Caledonian, Ltd. ("Greenwich-Caledonian") is engaged in the maintenance and overhaul of turbine engines and components used primarily in commercial aviation and provides its services on a worldwide basis. This Prestwick, Scotland engine repair operation is a wholly owned foreign subsidiary of Greenwich Air Services, Inc. ("Greenwich").

On June 10, 1996, Greenwich purchased (a) all of the assets and business of the commercial engine services divisions of Aviall, Inc. ("Aviall"), and (b) all of the issued and outstanding shares of Aviall Limited, a subsidiary of Aviall (collectively, the "Former Aviall Operations"). The purchase price (paid in cash) for the Former Aviall Operations, net of assumed liabilities and indebtedness and as adjusted in accordance with the Purchase Agreement was $230,081,000 of which approximately $71,590,000 represents the purchase price for all of the issued and outstanding shares of Aviall Limited (now known as Greenwich Caledonian, Ltd.). The acquisition has been accounted for using the purchase method of accounting therefore the accompanying financial statements are on a new basis of accounting.

The allocation of the purchase price to the net assets acquired and to the individual subsidiaries is based on currently available information and estimates as of the date of the financial statements. Adjustments to the purchase price allocation may occur for a period of up to twelve months from the date of purchase as management obtains the information necessary (such as appraisals) to finalize this allocation. There is a possibility of significant future adjustments to the purchase price allocation.

As a result of the Greenwich acquisition, the net assets of Greenwich-Caledonian were recorded as follows as of June 11, 1996 (Amounts in thousands):

--------------------------------------------------------------------------------
Current assets                                                     $124,949
Property, plant and equipment                                        51,129
Accounts payable and accrued expenses                               (37,508)
Deferred taxes                                                      (11,027)
Assumed indebtedness                                                (55,953)
--------------------------------------------------------------------------------
Net purchase price                                                  $71,590
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION.- The accompanying financial statements are prepared in U.S. Dollars. The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

REVENUE RECOGNITION - Revenue from engine maintenance services is recognized at the time of performance test acceptance of engines (the "completed contract" method). Revenue from long-term fixed-price contracts is recognized under the "percentage-of-completion" method. Revenue from part sales is recognized upon shipment of the product to its customers. Revenues billed but not earned are deferred and are recognized in the period the cost is incurred (see Note 12).

ALLOWANCE FOR DOUBTFUL ACCOUNTS - The allowance for doubtful accounts is established by charges to income through the provision for doubtful accounts receivable. Trade accounts receivable which are considered by management to be uncollectible are charged off to the allowance and recoveries of amounts previously charged off are credited to the allowance. In addition, a substantial portion of Greenwich-Caledonian's accounts receivable balance is covered by credit insurance. The provision for doubtful accounts totaled approximately $128,000 for the period of June 11 to September 30, 1996 and trade accounts receivable charge offs, net of recoveries, totaled approximately $2,000 for the same period.

INVENTORIES - Inventories are stated at the lower of cost or market. Cost is determined on the basis of the moving weighted-average cost of materials and supplies and actual cost for labor and overhead included in work-in-process inventory. Reserves for inventory obsolescence are recorded when, in the opinion of management, the value of specific inventory items has been impaired.

PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment is carried at cost. Depreciation and amortization is provided using the straight-line and accelerated methods over the estimated useful lives of the assets; buildings and improvements - 30 years, and machinery, equipment and tooling - 3 to 20 years.

When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized for the period. The cost of maintenance and repairs is charged to income as incurred, and significant renewals and betterments that extend the lives of the assets are capitalized.

WARRANTY COSTS - Warranty costs are accrued based on management's estimate of such costs and historical sales percentages.

ENVIRONMENTAL COSTS - A liability for environmental assessments and cleanup is accrued when it is probable a loss has been incurred and is estimable. Generally, the timing of these accruals coincides with the identification of an environmental obligation through internal procedures or upon notification from regulatory agencies. Greenwich-Caledonian is not aware of any exposure to environmental costs arising from its continuing operations that requires any such liability to be recorded. Pursuant to the purchase agreement, Aviall has agreed to indemnify Greenwich for any existing environmental obligations as of the purchase date.

FOREIGN EXCHANGE AND FORWARD EXCHANGE CONTRACTS - Greenwich-Caledonian utilizes the U.S. dollar as its functional currency. Translation gains and losses are included in earnings. Greenwich-Caledonian enters into forward exchange contracts to hedge certain of its foreign currency commitments. Gains and losses on forward contracts are recognized concurrently with the related transaction gains and losses. Total translation and transaction gains or (losses) included in earnings were $288,000 for the period of June 11 to September 30, 1996.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Greenwich-Caledonian's financial instruments include accounts receivable, forward exchange contracts and overdraft facility. The fair value of such financial instruments have been determined using available market information and interest rates as of September 30, 1996. The fair value of such financial instruments were not materially different than their carrying value.

INCOME TAXES - Greenwich-Caledonian accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities, and are measured using the tax rates and laws that will be in effect when the differences are expected to reverse. Additionally, deferred tax balances are adjusted in periods that include the enactment of tax rate changes.

IMPAIRMENT OF LONG-LIVED ASSETS - In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS No. 121) effective for fiscal years beginning after December 15, 1995. SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The adoption of this statement is not expected to have a material effect on Greenwich-Caledonian's financial position or results of operations.

NOTE 3 - TRANSACTIONS WITH GREENWICH

GENERAL AND ADMINISTRATIVE SERVICES - Greenwich provides certain corporate general and administrative services to Greenwich-Caledonian, including legal, treasury, human resources and finance, among others. Costs related to these services were allocated to Greenwich-Caledonian on a basis that approximated the proportional share of the usage of the actual services provided and a representative share of certain corporate fixed expenses. Management believes these allocations are reasonable. Total allocated expenses included in "Selling, General and Administrative Expenses" in the accompanying Statement of Income were $1,194,000 for the period of June 11 to September 30, 1996.

INTERCOMPANY FINANCING AND INTEREST EXPENSE -"Due to Greenwich" in the accompanying Balance Sheet represents Greenwich's net advances to Greenwich-Caledonian resulting from cash and non-cash transfers and intercompany allocations. The intercompany advances by Greenwich to Greenwich-Caledonian are evidenced by a promissory note dated June 10, 1996 maturing on June 30, 2006. The annual interest rate is based on Greenwich's average consolidated interest rate. At September 30, 1996 the interest rate was 9.1%. Total intercompany interest charged by Greenwich to Greenwich-Caledonian for the period of June 11 to September 30, 1996 was $1,461,000. The note may be prepaid by Greenwich-Caledonian without penalty. Because Greenwich manages the cash and financing requirements of the Company, it is not practicable to estimate cash paid for interest and income taxes.

CORPORATE INSURANCE - Greenwich-Caledonian participated in Greenwich's combined risk management programs for property and casualty insurance.
Greenwich-Caledonian was charged amounts which primarily represented an allocation of third party premiums, including estimates of claims incurred but not reported. Costs allocated under these programs were $266,000 for the period of June 11 to September 30, 1996.

SECURITY FOR GREENWICH DEBT - On June 4, 1996, Greenwich sold $160 million principal amount of 10-1/2% Senior Notes due 2006 (the "Senior Notes") through a public offering. The Senior Notes are guaranteed on a senior unsecured basis by each of Greenwich's domestic subsidiaries and are secured by a pledge of 65% of the capital stock of Greenwich-Caledonian.

NOTE 4 - ACCOUNTS RECEIVABLE AND INVENTORIES

Accounts receivable as of September 30, 1996, consisted of the following (dollars in thousands):

Trade receivables                                        $34,872
Less:  Allowance for doubtful accounts                     1,010
----------------------------------------------------------------
         Total accounts receivable                       $33,862
----------------------------------------------------------------

Inventories as of September 30, 1996, consisted of the following (dollars in thousands):

   Parts                                                 $63,202
   Engines                                                 4,986
   Work in process                                        33,139
   Inventories substantially applicable to
       long-term programs                                  1,670
----------------------------------------------------------------
Total                                                   $102,997
----------------------------------------------------------------

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of September 30, 1996, consisted of the following (dollars in thousands):

   Machinery and equipment                               $28,252
   Land, buildings, and improvements                      16,458
   Other property and equipment                            2,415
   Capital projects in progress                            4,055
----------------------------------------------------------------
Total                                                     51,180
Less accumulated depreciation and amortization             1,554
----------------------------------------------------------------
Property, plant and equipment                            $49,626
----------------------------------------------------------------

Depreciation and amortization expense for property, plant and equipment for the period of June 11 to September 30, 1996, approximated $1,554,000.

NOTE 6 - ACCRUED EXPENSES

Accrued expenses as of September 30, 1996, consisted of the following (dollars in thousands):

   Accrued payroll and related expenses                  $2,624
   Accrued outside service costs                          6,571
   Other accrued expenses                                 2,820
   Reserve for warranty costs                             1,909
---------------------------------------------------------------
Total                                                   $13,924
---------------------------------------------------------------


NOTE 7 - BORROWING FACILITY

Greenwich-Caledonian has borrowings directly from a financial institution in the United Kingdom which consists of a (pound)4.0 million (approximately $6.3 million as of September 30, 1996) unsecured overdraft facility payable on demand (the "Borrowing Facility"). Borrowings under this facility bear interest at the Bank's Base Rate plus 1.75%, (7.5% as of September 30, 1996). As of September 30, 1996, approximately $4.8 million was outstanding under this borrowing facility.

NOTE 8 - INCOME TAXES

The components of the provision for income taxes for the period of June 11 to September 30, 1996 are as follows (dollars in thousands):

Current tax expense                                                      $2,838
Deferred tax benefit                                                     (1,772)
-------------------------------------------------------------------------------
Provision for income taxes                                               $1,066
-------------------------------------------------------------------------------

A reconciliation of expected statutory tax expense (benefit) using the statutory tax rate to the provision for income taxes is as follows:

Expected statutory tax expense (benefit)                                   33.0%
Meals and entertainment                                                     1.8%
Miscellaneous items, net                                                    1.7%
--------------------------------------------------------------------------------
Provision for income taxes                                                 36.5%
--------------------------------------------------------------------------------

The significant temporary differences which gave rise to deferred income taxes as of September 30, 1996 were as follows:

(IN THOUSANDS)
--------------------------------------------------------------------------------
Deferred income tax assets:
  Accounts receivable                                                      $783
  Other items                                                                27
--------------------------------------------------------------------------------
Deferred income tax assets                                                  810
--------------------------------------------------------------------------------
Deferred income tax liabilities:
  Property and equipment basis differences                                9,993
  Other items                                                                72
--------------------------------------------------------------------------------
Deferred income tax liabilities                                          10,065
--------------------------------------------------------------------------------
Net deferred income tax liability                                       ($9,255)
--------------------------------------------------------------------------------

Included in prepaid expenses and other current assets at September 30, 1996 are net deferred tax assets of approximately $738,000.

NOTE 9 - PENSION PLAN

Greenwich-Caledonian maintains a defined benefit pension plan. The benefits for this plan are based upon a final-pay benefit formula. The funding policy for the plan is to contribute such amounts as are necessary on an actuarial basis to provide the plan with sufficient assets to meet the benefits payable to plan participants. The plan's assets are primarily invested in equities and interest-bearing accounts.

The following tables reflect the components of net pension expense and the funded status for the plan (in thousands):

                                           FOR THE PERIOD OF
                                    JUNE 11 TO SEPTEMBER 30, 1996
------------------------------------------------------------------
Service cost - benefits earned during the year                $416
Interest cost on projected benefit obligation                  659
Actual return on plan assets                                  (677)
Net amortization and deferral                                 (219)
------------------------------------------------------------------
Net pension expense                                           $179
------------------------------------------------------------------

                                               AS OF SEPTEMBER 30,
FUNDED STATUS                                         1996
------------------------------------------------------------------
Plan assets at fair value                                  $29,141
------------------------------------------------------------------
Actuarial present value of benefit obligations:
    Vested benefits                                         19,010
    Nonvested benefits                                         202
------------------------------------------------------------------
    Accumulated benefit obligation                          19,212
  Additional benefits based on projected future
   salary increases                                          7,306
------------------------------------------------------------------
Projected benefit obligation                                26,518
------------------------------------------------------------------
Plan assets greater than projected benefit obligation        2,623
Unrecognized net (gains)                                   (1,099)
Unrecognized prior service cost                                 19
------------------------------------------------------------------
Prepaid pension expense                                     $1,543
------------------------------------------------------------------

The following table sets forth the year end actuarial assumptions used in the accounting for the plan:

     Discount rate for determining projected benefit obligation        8.25%
     Rate of increase in compensation levels                           5.75%
     Expected long-term rate of return on plan assets                  9.50%

Actuarial gains and losses and plan amendments are amortized over the average remaining service lives of participants expected to receive benefits and transition amounts are amortized over 13 to 19 years.

NOTE 10 - COMMON STOCK

Greenwich-Caledonian is authorized to issue 1,000,000 (pound)1 par value shares ("A Ordinary Shares") and 36,000,000 $1 par value shares ("B Ordinary Shares"). Each A Ordinary Share has 1.8 votes per share and each B Ordinary Share has 1 vote per share. Dividends or other amounts payable to holders, whether on liquidation or otherwise, are apportioned so that 1.8 times the amount payable in respect of each B Ordinary Share is payable in respect of each A Ordinary Share. All 1,000,000 A Ordinary Shares are issued and outstanding and 22,069,272 B Ordinary Shares are issued and outstanding.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Greenwich-Caledonian is a party to various claims, legal actions and complaints arising in the ordinary course of business. Management believes that the disposition of these matters will not have a material impact on the financial condition or cash flows of the company.

Greenwich-Caledonian's existing and anticipated customers include passenger airlines, air freight and package carriers, industrial and marine users, government and leasing companies. Economic and other factors may adversely affect the airline industry, particularly the major passenger airlines. As a result, certain of these customers may pose credit risks. To date, the company has not been significantly impacted by these factors, however, management cannot predict whether these conditions will adversely affect Greenwich-Caledonian's results of operations in the future.

NOTE 12 - LONG-TERM MAINTENANCE CONTRACTS

The Company is a party to several long-term engine maintenance contracts with customers for specified engine fleets over specific periods of time. These contracts, with remaining terms at September 30, 1996 of one to three years, use long-term contract accounting which requires various estimates to predict the contract profitability over the life of the contract. Revenues are recognized upon test acceptance based on rates per hour (power-by-the-hour) applied to each completed engine's hours flown since last shop visit. Customers are billed monthly for fleet hours flown during the period. Costs are recognized for completed engines based on an average gross margin assumption over the life of the contract.

Estimates used include failure removal rates, productivity changes, overhaul cost projections and customer and fleet specific variables. Changes to these estimates and the resulting cumulative contract-to-date catchup adjustments may result in material changes to profitability in any given time period. The estimates used represent management's best estimate of expected future contract results based on available information. Actual results could differ significantly (positive or negative) from estimates currently used should operating performance or other factors change.

The balance sheet components associated with these long-term contracts include deferred receivables, costs, charges and revenues. Deferred receivable is the contract-to-date cumulative variance between the amounts invoiced at contract rates and the average rate over the contract's life. Deferred cost is the cumulative difference between the costs projected to date based on the total estimated contract profitability and the actual costs incurred to date. This amount is classified according to the remaining term of the related contract. Deferred charge (revenue) is the cumulative variance between the fleet hours flown at the contract rate per hour and the revenue recognized to date.

The following table sets forth the assets (liabilities) related to the long-term engine maintenance contracts as of September 30, 1996 (in thousands):

Current deferred cost                                            $3,749
Current deferred charge (revenue)                                (2,310)

NOTE 13 - OTHER INFORMATION

Greenwich-Caledonian operates in the aviation industry and reports its activities as one business segment.

 Net sales by geographic area for the period of June 11 to September 30, 1996, were as follows (in thousands):

Export sales:
    North America                                              $30,496
    Europe                                                      12,120
    Other                                                       14,961
----------------------------------------------------------------------
                                                                57,577
United Kingdom                                                   8,512
----------------------------------------------------------------------
                                                               $66,089
----------------------------------------------------------------------

Sales to customers that represent 10% or more of Greenwich-Caledonian's sales for the period of June 11 to September 30, 1996, were as follows:

Continental Airlines                                             25.1%
Federal Express                                                  11.1%
----------------------------------------------------------------------

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS
  AND SHAREHOLDER OF AVIALL LIMITED

    In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of shareholder's equity and of cash flows present fairly, in all material respects, the financial position of Aviall Limited and its subsidiaries (the "Company") at November 30, 1995, and the results of their operations and their cash flows for the years ended November 30, 1994 and 1995, and for the period from December 1, 1995 to June 10, 1996, in conformity with United States generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards in the United Kingdom and the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE
Chartered Accountants
GLASGOW, SCOTLAND

December 16, 1996

                                             AVIALL LIMITED
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (DOLLARS IN THOUSANDS)


                                          YEARS ENDED
                                             NOVEMBER          PERIOD FROM
                                               30,              DECEMBER 1,
                                      ---------------------      1995
                                       1994         1995     TO JUNE 10, 1996
-----------------------------------------------------------  ----------------
Net sales                                $204,505  $217,120       $124,448
Cost of sales                             178,224   193,736        112,221
-----------------------------------------------------------  ----------------
Gross profit                               26,281    23,384         12,227
Operating and other expenses:
  Selling and administrative expenses      12,099     9,784          6,247
  Nonrecurring charges                          -         -          2,764
  Interest expense                          6,080     7,143          3,079
-----------------------------------------------------------  ----------------
                                           18,179    16,927         12,090
-----------------------------------------------------------  ----------------
Earnings before income taxes                8,102     6,457            137
Provision for income taxes                  2,825     2,714            770
-----------------------------------------------------------  ----------------
Net earnings (loss)                        $5,277    $3,743          ($633)
-----------------------------------------------------------  ----------------

See accompanying notes to consolidated financial statements.

                                       AVIALL LIMITED
                                 CONSOLIDATED BALANCE SHEET
                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    NOVEMBER
                                                                     30, 1995
------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash                                                                    $359
  Receivables                                                           63,815
  Inventories                                                           74,049
  Prepaid expenses and other current assets                              1,313
------------------------------------------------------------------------------
Total current assets                                                   139,536
------------------------------------------------------------------------------
Property, plant and equipment                                           51,650
Intangible assets                                                       20,649
------------------------------------------------------------------------------
Total assets                                                           211,835
------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Current portion of long-term debt                                     10,117
  Accounts payable                                                      46,198
  Accrued expenses                                                       6,866
------------------------------------------------------------------------------
Total current liabilities                                               63,181
------------------------------------------------------------------------------
Long-term debt                                                           7,392
Due to Aviall                                                           39,454
Deferred income taxes                                                   11,886
Shareholder's equity (includes A Ordinary Shares of (pound)1.00 par value with shares outstanding at November 30, 1995 - 1,000,000 and
 B Ordinary Shares of $1.00                                             89,922
par value with shares outstanding at November 30, 1995 - 22,069,272)
------------------------------------------------------------------------------
Total liabilities and shareholder's equity                            $211,835
------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                                     AVIALL LIMITED
                     CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                                 (DOLLARS IN THOUSANDS)

                                       ADDITIONAL
                             COMMON     PAID-IN    RETAINED
                             STOCK      CAPITAL    EARNINGS     TOTAL
------------------------------------------------------------------------

At November 30, 1993          $23,632     $30,399     $26,871    $80,902
Net earnings                        -           -       5,277      5,277
------------------------------------------------------------------------

At November 30, 1994           23,632      30,399      32,148     86,179
Net earnings                        -           -       3,743      3,743
------------------------------------------------------------------------
At November 30, 1995           23,632      30,399      35,891     89,922
Net loss                            -           -        (633)      (633)
------------------------------------------------------------------------
At June 10, 1996              $23,632     $30,399     $35,258    $89,289
------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                                           AVIALL LIMITED
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (DOLLARS IN THOUSANDS)


                                         YEARS ENDED
                                           NOVEMBER                  PERIOD FROM
                                             30,                     DECEMBER 1,
                                     ----------------------              1995
                                      1994          1995         TO JUNE 10,1996
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                            $5,277       $3,743      ($633)
  Nonrecurring charges                                -            -      2,764
  Depreciation and amortization                   5,435        5,634      3,036
  Deferred income taxes                             240          (52)      (991)
  Changes in:
    Receivables                                  (7,351)     (14,746)    11,457
    Inventories                                  (7,233)      13,257        821
    Accounts payable                              5,331       12,228    (17,108)
    Accrued expenses                              5,231        1,568      2,974
    Other, net                                      181         (661)    (1,295)
-------------------------------------------------------------------------------
                                                  7,111       20,971      1,025
-------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                           (6,821)      (8,092)    (1,203)
  Sales of property, plant and equipment            148          150        109
  Other, net                                         44          (27)         -
-------------------------------------------------------------------------------
                                                 (6,629)      (7,969)    (1,094)
-------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in Due to Aviall        5,986      (12,176)     7,906
  Net change in overdraft facility                 (527)       3,224      4,945
  Debt repaid                                    (5,041)      (5,446)   (13,135)
-------------------------------------------------------------------------------
                                                    418      (14,398)      (284)
-------------------------------------------------------------------------------
Change in cash                                      900       (1,396)      (353)
Cash, beginning of year                             855        1,755        359
-------------------------------------------------------------------------------
Cash, end of year                                 1,042          359          6
-------------------------------------------------------------------------------
CASH PAID FOR INTEREST AND INCOME TAXES:
  Interest                                        2,740        2,068      1,172
  Income taxes                                     $596       $1,665          -



See accompanying notes to consolidated financial statements.

AVIALL LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BACKGROUND

    Aviall Limited (the "Company") is engaged in the maintenance and overhaul of turbine engines used primarily in commercial aviation and provides its services on a worldwide basis. The engine repair operation located in Prestwick, Scotland is a wholly owned United Kingdom foreign subsidiary of Aviall, Inc. ("Aviall").
    Based on a decision by the Aviall Board of Directors on January 24, 1996, Aviall signed a letter of intent with Greenwich Air Services, Inc. ("GASI") for the sale of its commercial engine services business which includes the Company. A definitive agreement was signed on April 19, 1996. The sale transaction was consummated on June 10, 1996.

NOTE 2 - NONRECURRING CHARGES

    In accordance with Accounting Principles Board Opinion No. 30, Aviall recorded in its consolidated financial statements a "discontinued operations" charge of $212.5 million as of December 31, 1995 to reflect its estimate of the loss it incurred upon sale of the discontinued commercial engine services operations. The Company did not record in its 1995 financial statements any amounts included in the charge related to the Company since this discontinued operations treatment was not appropriate at this level. Direct costs estimated at approximately $3.6 million are expected to be incurred by Aviall on behalf of the Company. The consolidated financial statements for the period from December 1, 1995 to June 10, 1996 include $2.8 million of such expenses as nonrecurring charges. Upon completion of the sale, GASI allocated its purchase price in accordance with Accounting Principles Board Opinion No. 16 and thus established different bases of certain assets and liabilities than are reflected in these financial statements.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. Prior to the sale, the Company's fiscal year ended on November 30. Subsequent to the sale to GASI, the Company's fiscal year end was changed to September 30. The accompanying financial statements are prepared in U.S. dollars. The fair value of current assets and liabilities approximates carrying value.
    The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

REVENUE RECOGNITION. Income from engine maintenance services is recognized at the time of performance test acceptance of engines (the "completed contract" method). Revenue from long-term fixed-price contracts, such as "power-by-the-hour" or "flat-rate" contracts, is recognized under the "percentage-of-completion" method.

INVENTORIES. Inventories are valued at the lower of cost or market. Cost is determined on the basis of average cost of materials and supplies and actual cost for labor and overhead included in work-in-process. Provision is made for estimated excess and obsolete inventories. All inventory available for sale during the course of the normal business cycle has been included in current assets.

PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment are carried at cost and depreciated over the estimated useful lives of the related assets using the straight-line method. Lives assigned to asset categories are 40 years for buildings and improvements and 4 to 15 years for machinery, equipment, tooling and rental engines.

INTANGIBLE ASSETS. Goodwill is reported net of accumulated amortization of $5.9 million as of November 30, 1995. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and is amortized using the straight-line method over forty years.
    The Company has reviewed the net realizable value of its goodwill through an assessment of the estimated future cash flows related to such assets and has concluded that there is no impairment of the net carrying value.

ENVIRONMENTAL COSTS. A liability for environmental assessments and cleanup is accrued when it is probable a loss has been incurred and is estimable. Generally, the timing of these accruals coincides with the identification of an environmental obligation through the Company's internal procedures or upon notification from regulatory agencies. The Company used certain chemicals classified by various agencies as hazardous substances. As a result of Aviall's decision to sell the Company, certain environmental exit costs are expected to be incurred by Aviall. An estimate of $2.6 million for these environmental related exit costs have been reflected in these financial statements for the period from December 1, 1995 to June 10, 1996 as nonrecurring charges.

FOREIGN EXCHANGE AND FORWARD EXCHANGE CONTRACTS. The Company utilizes the U.S. dollar as its functional currency. Translation gains and losses are included in earnings. Aviall entered into forward exchange contracts on behalf of the Company to hedge certain of its foreign currency commitments including loan commitments with the European Investment Bank ("EIB") and certain labor costs. Gains and losses on forward contracts are recognized by the Company concurrently with the related transaction gains and losses. Total translation and transaction gains or (losses) included in earnings were $(0.5) million and $1.2 million in 1994 and 1995, respectively, and $1.0 million for the period from December 1, 1995 to June 10, 1996.

INCOME TAXES. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

IMPAIRMENT OF LONG-LIVED ASSETS. In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" effective for fiscal years beginning after December 15, 1995. FASB Statement No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The adoption of this statement is not expected to have a material effect on the Company's financial position or results of operations.

NOTE 4 - TRANSACTIONS WITH AVIALL

GENERAL AND ADMINISTRATIVE SERVICES. Aviall provided certain corporate general and administrative services to the Company, including legal, treasury, human resources and finance, among others. Costs related to these services were allocated to the Company on a basis that approximated either the proportional share of the Company's usage of the actual services provided or a representative share of certain corporate fixed expenses. Management believes these allocations are reasonable.

Total allocated expenses included in "Selling and Administrative Expenses" in the accompanying Consolidated Statements of Operations were $2.9 million and $3.7 million in 1994 and 1995, respectively, and $1.7 million for the period from December 1, 1995 to June 10, 1996.

INTERCOMPANY FINANCING AND INTEREST EXPENSE. "Due to Aviall" reflected in the Consolidated Balance Sheet represents Aviall's net advances to the Company resulting from cash and non-cash transfers, intercompany allocations and the repayment of certain debt. The intercompany advances by Aviall to the Company are evidenced by a promissory note dated December 7, 1993 maturing on December 31, 2000. The annual interest rate is agreed upon between the parties and was equal to the quarterly floating London Interbank Offering Rate ("LIBOR") plus 3%. At November 30, 1995, the interest rate was 8.9%. Total intercompany interest charged by Aviall to the Company in 1994 and 1995 was $3.4 million and $4.4 million, respectively, and for the period from December 1, 1995 to June 10, 1996 was $1.9 million. The note was prepaid without penalty immediately after the closing of the transaction described in Note 1.

CORPORATE INSURANCE PROGRAMS. The Company participated in Aviall's combined risk management programs for property and casualty insurance, including aviation products liability. The Company was charged $1.4 million and $1.6 million in 1994 and 1995, respectively, and $0.8 million for the period from December 1, 1995 to June 10, 1996, which represented an allocation of third party premiums.

GUARANTEES OF DEBT BY AVIALL. The Company's debt with the EIB was supported by letters of credit issued under Aviall's credit facility. In addition, the Company's (pound)4.0 million unsecured bank overdraft facility was guaranteed by Aviall. The letters of credit and the guarantee were cancelled upon closing of the transaction described in Note 1.

SECURITY FOR AVIALL DEBT. On March 25, 1996, Aviall amended its credit facilities to provide for a maturity date of April 30, 1997. The amended credit facilities contain various covenants, including financial covenants, limitations on debt and limitations on capital expenditures. In the absence of obtaining the amended agreement, Aviall would have been in default of the financial covenants of its previously outstanding credit facilities. Aviall's amended credit facilities were secured in part by a pledge of 65% of the stock of the Company.

SALE OF BATTERY SHOP. As of May 31, 1996, the net assets of a battery repair shop located in London, England were sold to a subsidiary of Aviall for $0.8 million.

NOTE 5 - ACCOUNTS RECEIVABLE ALLOWANCES

    The Company provides services to a wide variety of aviation-related businesses, including several commercial airlines. Management believes that sufficient allowances for doubtful accounts have been provided as of November 30, 1995. In addition, a substantial portion of the Company's accounts receivable balance is covered by credit insurance. The following is a summary of the accounts receivable allowances (in thousands):

                                                   NOVEMBER 30,      JUNE 10,
                                                 -----------------
                                                 1994      1995        1996

-------------------------------------------------------------------------------
Balance at beginning of period                      $677      $644     $252
Provision for doubtful accounts                      125       168     (138)
Write-off of doubtful accounts, net of
  recoveries                                        (158)     (560)       8
-------------------------------------------------------------------------------
Balance at end of period                            $644      $252     $122
-------------------------------------------------------------------------------

NOTE 6 - INVENTORIES                                     NOVEMBER 30,
(In thousands)                                            1995
--------------------------------------------------------------------
Repair parts                                                 $64,353
Work-in-process                                               12,521
Distribution parts                                               488
--------------------------------------------------------------------
                                                              77,362

Reserves for excess and obsolete inventories                  (3,313)
--------------------------------------------------------------------
                                                             $74,049
--------------------------------------------------------------------

    The following is a summary of the reserve for excess and obsolete inventories (in thousands):

                                               NOVEMBER 30,
                                             ------------------     JUNE 10,
                                             1994        1995          1996
--------------------------------------------------------------------------------
Balance at beginning of period                 $2,014     $3,220      $3,313
Provision for excess and obsolete inventory     1,557        423         914
Write-off of excess and obsolete inventory       (351)      (330)         (4)
--------------------------------------------------------------------------------
Balance at end of period                       $3,220     $3,313      $4,223
--------------------------------------------------------------------------------


NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

                                                   NOVEMBER 30,
(In thousands)                                           1995
--------------------------------------------------------------
Land                                                      $461
Buildings and improvements                              18,241
Machinery and equipment                                 49,452
Rental engines                                          11,320
Capital projects in progress                             4,202
--------------------------------------------------------------
                                                        83,676
Accumulated depreciation                               (32,026)
--------------------------------------------------------------
                                                       $51,650
--------------------------------------------------------------


NOTE 8 - ACCRUED EXPENSES

                                                  NOVEMBER 30,
(In thousands)                                        1995
--------------------------------------------------------------
Salaries, wages and benefits                           $1,187
Current income taxes                                    1,516
Other                                                   4,163
--------------------------------------------------------------
                                                       $6,866
--------------------------------------------------------------

NOTE 9 - DEBT

The Company's financing was provided primarily by Aviall's credit facilities. In addition, the Company had borrowings directly from financial institutions in the United Kingdom. The Company's credit facilities consisted of (1) two ten-year amortizing unsecured term loans with the EIB payable semiannually through 1996 ("Loans A and B"); (2) a ten- year amortizing unsecured term loan with the EIB payable semiannually through 1998 ("Loan C"); and (3) a (pound)4.0 million unsecured overdraft facility with a bank payable on demand (the "Overdraft Facility"). The EIB loans could be prepaid with penalties based on interest rates prevailing as of the prepayment date. The interest rates on Loan A and Loan B were 7% and 7.5%, respectively, and the interest rate on Loan C was 9.3%. Borrowings under the Overdraft Facility bear interest at LIBOR plus 1.625%.

                                                                    NOVEMBER 30,
(In thousands)                                                           1995
-------------------------------------------------------------------------------
Loans A and B                                                            $2,721
Loan C                                                                   10,414
Overdraft Facility and other outstanding checks                           4,374
-------------------------------------------------------------------------------
                                                                         17,509
Less current portion                                                    (10,117)
                                                                         $7,392
-------------------------------------------------------------------------------

    The EIB loans were repaid by Aviall prior to the closing of the transaction described in Note 1. At November 30, 1995, the estimated fair value of the Company's debt approximated the outstanding net book value.

NOTE 10 - INCOME TAXES


                                                 PERIOD FROM
                                                 YEARS ENDED     DECEMBER 1,
                                                 NOVEMBER 30,       1995
(In thousands)                                ----------------    to JUNE 10,
                                              1994      1995         1996
--------------------------------------------------------------------------------
Current tax expense                           $2,585    $2,766       $1,761

Deferred tax expense (benefit)                   240       (52)        (991)
--------------------------------------------------------------------------------
Provision for income taxes                    $2,825    $2,714         $770
--------------------------------------------------------------------------------

    A reconciliation of expected statutory tax expense using the statutory tax rate of 33% to actual tax expense follows (in thousands):


                                                                    PERIOD FROM
                                                       YEARS ENDED   DECEMBER 1,
                                                       NOVEMBER 30,    1995
                                                    ---------------  TO JUNE 10,
                                                    1994      1995     1996
--------------------------------------------------------------------------------
Expected statutory tax expense                     $2,674    $2,131      $45
Amortization of goodwill                              218       218      137
Meals and entertainment                                97       116       99
Tax settlement through 1993 with Inland
  Revenue                                               -         -      222
Miscellaneous items, net                             (164)      249      267
--------------------------------------------------------------------------------
Actual tax expense                                 $2,825    $2,714     $770
--------------------------------------------------------------------------------

    At November 30, 1995, substantially all of the deferred tax liability arises from temporary differences related to property and equipment basis differences.

    The Company's income tax returns are subject to review by Inland Revenue. Returns through 1993 have been settled and the 1994 and 1995 returns are currently under discussion.

NOTE 11 - PENSION PLANS

    The Company maintains a defined benefit pension plan. The benefits for this plan are based upon a final-pay benefit formula. The funding policy for the plan is to contribute such amounts as are necessary on an actuarial basis to provide the plan with sufficient assets to meet the benefits payable to plan participants. The plan's assets are primarily invested in equities and interest-bearing accounts.

    The following tables reflect the components of net pension expense and the funded status for the plan (in thousands):


NET PENSION EXPENSE                                                  PERIOD FROM
                                                        YEARS ENDED  DECEMBER 1,
                                                       NOVEMBER 30,    1995
                                                    ---------------  TO JUNE 10,
                                                    1994      1995     1996
--------------------------------------------------------------------------------
Service cost - benefits earned during the year         $2,332   $1,203    $867
Interest cost on projected benefit obligation           1,344    1,585     978
Actual return on plan assets                              390   (2,993) (1,886)
Net amortization and deferral                          (3,005)   1,131     666
------------------------------------------------------------------------------
Net pension expense                                    $1,061      926     625
------------------------------------------------------------------------------


FUNDED STATUS                                                     NOVEMBER 30,
                                                                     1995

------------------------------------------------------------------------------
Plan assets at fair value                                              $23,607
------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
  Vested benefits                                                       16,819
  Nonvested benefits                                                       178
------------------------------------------------------------------------------
  Accumulated benefit obligation                                        16,997
  Additional benefits based on projected future
  salary increases                                                       6,464
Projected benefit obligation                                            23,461
------------------------------------------------------------------------------
Plan assets greater than projected benefit obligation                      146
Unrecognized net losses                                                    876
Unrecognized prior service cost                                             20
------------------------------------------------------------------------------
Prepaid pension expense                                                 $1,042
------------------------------------------------------------------------------

    The following table sets forth the year end actuarial assumptions used in the accounting for the plan:

                                                                  NOVEMBER 30,
                                                                        1995

-----------------------------------------------------------------------------
Discount rate for determining projected benefit obligation                8.0%
Rate of increase in compensation levels                                   5.5%
Expected long-term rate of return on plan assets                          9.5%

   Actuarial gains and losses and plan amendments are amortized over the average remaining service lives of active members expected to receive benefits and transition amounts are amortized over 19 years.

NOTE 12 - COMMON STOCK

    The Company is authorized to issue 1,000,000 (pound)1 par value shares ("A Ordinary Shares") and 36,000,000 $1 par value shares ("B Ordinary Shares"). Each A Ordinary Share has 1.8 votes per share and each B Ordinary Share has 1 vote per share. Dividends or other amounts payable to holders, whether on liquidation or otherwise, are apportioned so that 1.8 times the amount payable in respect of each B Ordinary Share is payable in respect of each A Ordinary Share. All 1,000,000 A Ordinary Shares are issued and outstanding and 22,069,272 B Ordinary Shares are issued and outstanding.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

    The Company is a party to various claims, legal actions and complaints arising in the ordinary course of business. Management believes that the disposition of these matters will not have a material impact on the financial condition, results of operations or cash flows of the Company.

NOTE 14 - OTHER INFORMATION

    The Company operates in the aviation industry and reports its activities as one business segment. For the years ended November 30, 1994 and 1995 and for the period from December 1, 1995 to June 10, 1996, sales to Continental Airlines amounted to 34%, 24% and 18%, respectively, of total net sales and sales to Federal Express amounted to 19%, 15% and 22%, respectively, of total net sales. Net sales by geographic area were as follows (in thousands):

                                                                     PERIOD FROM
                                                       YEARS ENDED   DECEMBER 1,
                                                       NOVEMBER 30,    1995
                                                    ---------------  TO JUNE 10,
                                                    1994      1995     1996
--------------------------------------------------------------------------------
Export sales:

  North America                       $125,668      $111,889            $64,589
  Europe                                15,546        23,620             17,216
  Other                                 32,376        43,942             31,461
--------------------------------------------------------------------------------
                                       173,590       179,451            113,266
--------------------------------------------------------------------------------
United Kingdom                          30,915        37,669             11,182
--------------------------------------------------------------------------------
                                      $204,505      $217,120           $124,448
--------------------------------------------------------------------------------