Form 10-Q
period 1996-12-31
GREENWICH AIR SERVICES INC
filed 1997-02-18
CIK 891461

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

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

                      Yes   X             No ___

The number of shares outstanding of each class of the issuer's Common Stock as of February 7, 1997 were:

    Class A common stock, $0.01 par value (NASDAQ: GASIA) - 6,968,825 shares Class B common stock, $0.01 par value (NASDAQ: GASIB) - 9,772,776 shares.

                  GREENWICH AIR SERVICES, INC. AND SUBSIDIARIES

                                      INDEX
                                                                       PAGE NO.

PART I            FINANCIAL INFORMATION:

         Consolidated Balance Sheets as of December 31, 1996 (unaudited)
            and September 30, 1996 .......................................  3

         Consolidated Statements of Income for the three months
           ended December 31, 1996 and 1995 (unaudited)...................  4

         Consolidated Statements of Cash Flows for the three months ended December 31, 1996 and 1995 (unaudited)..................  5

         Notes to Consolidated Financial Statements (unaudited)...........  6

         Management's Discussion and Analysis of Financial Condition
           and Results of Operations .....................................  9


PART II           OTHER INFORMATION:

         Item 6.           Exhibits and Reports on Form 8-K............... 11

                          PART I. FINANCIAL INFORMATION

                  GREENWICH AIR SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1996 AND SEPTEMBER 30, 1996

AMOUNTS IN THOUSANDS                                  DECEMBER 31,
                                                         1996      SEPTEMBER 30,
ASSETS                                                (UNAUDITED)      1996
                                                      -----------  -------------
Current Assets:
   Cash                                                    $497           $334
   Accounts receivable, less allowance of
      $5,149 in December 1996 and $5,033 in
      September 1996                                    142,677        139,401
   Inventories                                          346,411        318,013
   Prepaid expenses and other current assets             14,127         20,004
                                                       --------       --------
Total current assets                                    503,712        477,752
                                                       --------       --------
Property, plant and equipment                           149,759        147,403
   Less accumulated depreciation                       (14,957)       (12,518)
                                                       --------       --------
Property, plant and equipment, net                      134,802        134,885
Deferred financing costs, net                             7,991          8,416
Other assets                                              9,632          4,027
                                                       --------       --------
TOTAL ASSETS                                           $656,137       $625,080
                                                       ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                    $100,798       $106,556
   Accrued expenses and other current liabilities        83,199         86,977
   Current portion of long-term debt                      7,277          3,150
   Income taxes payable                                   7,903          7,474
                                                       --------       --------
Total current liabilities                               199,177        204,157
                                                       --------       --------
Deferred income taxes                                    21,228         23,000
Other liabilities                                        25,160         25,510
Long term debt                                          103,612         69,710
Long term debt - WAL                                          0          1,141
Senior notes                                            160,000        160,000
Convertible subordinated debentures                          10          2,515
Stockholders' Equity:
   Common stock                                             167            163
   Capital in excess of par value                       106,565        104,271
   Retained earnings                                     40,961         35,658
   Treasury stock, at cost                                (743)        (1,045)
                                                       --------       --------
Total stockholders' equity                              146,950        139,047
                                                       --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $656,137       $625,080
                                                       ========       ========

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                  GREENWICH AIR SERVICES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                  THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

                                                       THREE MONTHS ENDED
                                                           DECEMBER 31,
                                                       ------------------
 AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS          1996       1995
                                                       --------   -------

Net sales                                              $187,547   $58,595

Cost of sales                                           162,982    49,234
                                                        -------   -------
Gross profit                                             24,565     9,361

Selling, general and administrative expense               8,564     3,822
                                                        -------   -------
Income from operations                                   16,001     5,539
                                                        -------   -------
Non-operating (income) expense:

   Interest expense                                       6,615     2,034
   Other (income) expense                                   339        15
                                                        -------   -------
      Total non-operating expense                         6,954     2,049
                                                        -------   -------
Income before provision for income taxes                  9,047     3,490

Provision for income taxes                                3,573     1,396
                                                        -------   -------
Net Income                                               $5,474    $2,094
                                                        =======   =======
Earnings per share:

   Primary                                                $0.32     $0.18
   Fully diluted                                          $0.32     $0.17

Weighted average number of common shares and common share equivalents:

   Primary                                               16,859    11,866
   Fully diluted                                         16,889    13,069

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                  GREENWICH AIR SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                  THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

AMOUNTS IN THOUSANDS                             THREE MONTHS ENDED DECEMBER 31,
                                                 -------------------------------
                                                       1996           1995
                                                 --------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                              $5,474       $2,094
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                         2,707          612
   Changes in assets and liabilities:
      Accounts receivable                               (3,276)      (9,206)
      Inventories                                      (28,398)      13,947
      Prepaid expenses and other current assets          5,877           (7)
      Other assets                                      (5,604)          71
      Accounts payable                                  (5,758)      (9,305)
      Accrued expenses and other current liabilities    (3,779)       1,371
      Income taxes payable                                 429        1,027
      Deferred income taxes                             (1,772)           0
      Other non-current liabilities                       (350)        (400)
                                                       --------      -------
   NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES    (34,450)         204
                                                       --------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                    (2,355)        (666)
                                                       --------      -------
   NET CASH USED BY INVESTING ACTIVITIES                (2,355)        (666)
                                                       --------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in revolving credit facility                37,659        1,696
Repayments of long term debt                              (771)        (734)
Proceeds from sale of treasury shares                      189            0
Purchase of treasury shares                               (113)           0
Exercise of options and warrants                             4            0
                                                       --------      -------
   NET CASH PROVIDED BY FINANCING ACTIVITIES            36,968          962
                                                       --------      -------
NET INCREASE IN CASH                                       163          500
Cash, beginning of periods                                 334          180
                                                       --------      -------
Cash, end of periods                                      $497         $680
                                                       ========      =======

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                  GREENWICH AIR SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                DECEMBER 31, 1996

1.  STATEMENT OF INFORMATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes normally included in annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K for the year ended September 30, 1996. In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the balance sheets and statements of income and of cash flows for such interim periods presented. The results of operations for the three months ended December 31, 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF ("SFAS No. 121"). SFAS No. 121 was adopted by to the Company as of October 1, 1996 without any impact.

    In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS No. 123). The Company intends to adopt the pro forma disclosure features of SFAS No. 123, which are effective for fiscal year 1997. The adoption of these pro forma disclosure features will not have any impact on the Company's present accounting for stock-based compensation.

2.  INVENTORIES

Inventories are comprised of the following:     December 31,   September 30,
    Amounts in thousands                            1996            1996
                                                    ----            ----

Parts                                            $146,864         $136,424
Engines                                            20,938           21,393
Work in process                                   163,012          144,116
Inventories substantially applicable
 to long-term programs                             15,597           16,080
                                                ---------     ------------
                               TOTAL             $346,411         $318,013
                                                =========     ============

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

    On October 2, 1996, Greenwich's Board of Directors authorized the redemption of all of the Company's outstanding 8% Convertible Subordinated Debentures, due 2000 (the "Debentures"). The redemption date was November 25, 1996. The redemption price was 100% of the principal amount plus any unpaid interest accrued to that date. The Debentures are convertible into Class A Common Stock at a conversion price of $5.85 per share. Prior to the redemption, during the three months ended December 31, 1996, a total of $2,505,000 of the Debentures were converted into 428,195 shares of Class A common stock.

    On November 25, 1996, Greenwich's Board of Directors elected to declare a $.012 per share cash dividend to shareholders of record as of January 10, 1997. The cash dividend is payable on shares of both Class A and Class B Common Stock and will be paid on January 30, 1997.

5.  OTHER STATEMENT OF CASH FLOWS INFORMATION

    Cash paid for interest was $10,082,000 and $1,525,000 for the three months ended December 31, 1996 and 1995, respectively. Cash paid for income taxes was $2,784,000 and $48,000 for the three months ended December 31, 1996 and 1995, respectively.

    During the three months ended December 31, 1996, $2,505,000 of the Company's 8% Convertible Subordinated Debentures due 2000 were converted into 428,915 shares of Common Stock. Unamortized deferred issue costs of $155,947 applicable to the Debentures converted were charged to additional paid in capital. The unamortized deferred issue costs are determined at the date of conversion.

6.  RELATED PARTY TRANSACTIONS

    During the three months ended December 31, 1996, the Company purchased engine parts totaling $7,000 from a company affiliated through common ownership. Also during the three months ended December 31, 1996, the Company performed engine repair services totaling $59,125 for this same affiliate, and $41,470 for another company affiliated through common ownership.

    A director of the Company is a senior partner in a law firm which has received legal fees from the Company in connection with professional services provided to the Company.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1995

Net sales for the first quarter of fiscal 1997 increased 120% to $187.6 million from first quarter 1996 sales of $58.6 million. The increase in net sales was attributable to the inclusion of the operations of the commercial engine services operations in Texas and Scotland acquired from Aviall, Inc. on June 10, 1996. As a result of this acquisition, revenues from both commercial aviation engine services and government programs work were higher in the first quarter of fiscal 1997 than in the first quarter of fiscal 1996. Revenues from aeroderivative engine services, which includes power station installations, were also higher for the first quarter of 1997 when compared to the first quarter of fiscal 1996, although these revenues were not affected by the acquisition.

Gross profit for the first quarter of fiscal 1997 increased to $24.6 million, or 13.1% of net sales, from $9.4 million, or 16.0% of net sales, for the same period last year, primarily as a result of the increase in net sales for the period. The decline in gross profit as a percentage of sales is primarily the result of work performed under certain long-term contracts assumed from Aviall that have not been generating margins as high as the Company's pre-acquisition operations. Gross profit margins for the former Aviall operations in Texas and Scotland have been, and are expected to continue improving as the Company completes its integration plan, which is engineered to increase productivity, reduce turnaround times and eliminate duplicative expenses.

Selling, general and administrative expenses for the first quarter of fiscal 1997 increased to $8.6 million, or 4.6% of net sales, from $3.8 million, or 6.5% of net sales for the first quarter of fiscal 1996. The reduction in selling, general, and administrative expense as a percentage of net sales is primarily attributed to savings realized from the elimination of duplicative expenses as a result of the integration plan.

Interest expense for the first quarter of fiscal 1997 increased to $6.6 million, or 3.5% of net sales, from $2.0 million, or 3.5% of net sales for the first quarter of fiscal 1996, primarily due to the increase in outstanding borrowings related to the New Credit Facility and the issuance of the Senior Notes. Partially offsetting this increase in long term debt was a $9.0 million decrease in the average outstanding balance of Convertible Subordinated Debentures as compared to the first quarter of 1996.

Other non-operating expenses increased to $0.3 million, or 0.2% of net sales, as a result of foreign currency translation adjustments related to the Company's holdings in Scotland.

As a result of the above factors, net income increased 161% to $5.5 million, or 2.9% of net sales for the first quarter of fiscal 1997, from $2.1 million, or 3.6% of net sales for the first quarter of fiscal 1996. First quarter fiscal 1997 primary earnings per share increased to $0.32, as compared to $0.18 for the first quarter of fiscal 1996; and fully diluted earnings per share increased to $0.32 per share versus $0.17 per share for the first quarter of fiscal 1996. The number of primary and fully diluted shares outstanding in the first quarter of fiscal 1997 increased by 43% and 30%, respectively, as compared to the first quarter of fiscal 1996.

FINANCIAL POSITION

Total assets at December 31, 1996 were $656.1 million, a $31.0 million net increase from the September 30, 1996 total of $625.1 million. The major components of this net increase were (a) a $28.4 million increase in inventories and (b) a $3.3 million increase in accounts receivable balances. The increase in inventory levels was primarily due to (a) an $18.9 million increase in work in process as a result of engines placed in work at the end of the quarter, and (b) a $10.5 million increase in parts inventories, primarily related to provisioning for government engine work, while the increase in accounts receivable was primarily attributable to higher sales in the quarter.

Total liabilities at December 31, 1996 were $509.2 million, a $23.2 million net increase from the September 30, 1996 total of $486.0 million. The major components of this net increase were a $37.7 million increase in borrowings under the Company's New Credit Facility; offset by (a) a $5.8 million reduction in accounts payable; (b) a $3.8 million decrease in accrued expenses, customer deposits and deferred revenue; (c) a $2.5 million reduction in the outstanding balance of the Company's Debentures, resulting from the conversion of these debentures into approximately 428,000 shares of the Company's Class A common stock; and (d) a $1.8 million reduction in deferred income taxes.

Total stockholders' equity at December 31, 1996 was $147.0 million, an $8 million increase from the September 30, 1996 total of $139.0 million. This increase was primarily due to the conversion of $2.5 million of the Company's Debentures into Class A common stock since September 30, 1996, along with net income of $5.5 million.

LIQUIDITY AND CAPITAL RESOURCES

Since the consummation of the Aviall Acquisition, the Company's primary sources of liquidity have been cash flow from operations and borrowings under the New Credit Facility. In addition, other sources of liquidity have been advance payments for power station installations and other customer progress payments. Since September 30, 1996, the Company has borrowed approximately $37.7 million additional under the New Credit Facility in order to support work in process inventories, purchase additional parts inventory and aircraft engines required to service certain customers under new and existing contracts, and to fund expenditures related to the integration of the former Aviall Business with the Company's operations. As of December 31, 1996 there was approximately $87.2 million outstanding under the New Credit Facility, and the Company may be required to borrow additional amounts under the New Credit Facility in the near future in order to fund current asset increases in support of business growth, fund further integration expenses, and satisfy interest payment and debt service obligations under the Senior Notes and other long term debt agreements.

Based upon current and anticipated levels of operations and plans for integrating the Aviall Business, the Company believes that its cash flow from operations, combined with borrowings available under the New Credit Facility, will be sufficient to enable the Company to meet its current and anticipated cash operating requirements, including scheduled interest and principal payments, integration expenses, capital expenditures and working capital needs. Working capital was $304.5 million at December 31, 1996, as compared with $273.6 million at September 30, 1996.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 11 - Computation of Earnings per Share.

(b) Exhibit 27 - Financial Data Schedule.

(c) On October 3, 1996, the Company filed with the Commission a Current Report on Form 8-K with respect to USAir's election not to renew its five-year agreement with the Company for the servicing of CFM56-3 engines.





                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               GREENWICH AIR SERVICES, INC.
                                               ----------------------------
                                                      (Registrant)



FEBRUARY 13, 1997              s/b ROBERT J. VANARIA
-----------------              -------------------------------------------------
    (Date)                     Robert J. Vanaria
                               Senior Vice President of Administration and Chief
                               Financial Officer

                               INDEX TO EXHIBITS

                                                                   SEQUENTIALLY
EXHIBIT                                                               NUMBER
NUMBER        DESCRIPTION                                              PAGE
------        -----------                                              ----
11            Computation of Earnings per Common Share
27            Financial Data Schedule