Form 10-Q
period 1997-03-31
GREENWICH AIR SERVICES INC
filed 1997-05-15
CIK 891461

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                         COMMISSION FILE NUMBER 0-22706

                          GREENWICH AIR SERVICES, INC.
              ---------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                      58-1758941
-------------------------------                   --------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

 P.O. BOX 522187, MIAMI, FLORIDA                            33152
 4590 NW 36TH STREET, MIAMI, FLORIDA                        33122
---------------------------------------                   ---------
(Address of principal executive offices)                  (Zip Code)

                                 (305) 526-7000
               --------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes [X]           No [ ]

The number of shares outstanding of each class of the issuer's Common Stock as of May 12, 1997 were:

    Class A common stock, $0.01 par value (NASDAQ: GASIA) - 7,009,948 shares. Class B common stock, $0.01 par value (NASDAQ: GASIB) - 9,761,450 shares.

                  GREENWICH AIR SERVICES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        PAGE NO.

PART I            FINANCIAL INFORMATION:

      Consolidated Balance Sheets as of March 31, 1997 (unaudited)
         and September 30, 1996 ....................................           3

      Consolidated Statements of Income for the three months
        and six months ended March 31, 1997 and 1996 (unaudited)....           4

      Consolidated Statements of Cash Flows for the three months
        and six months ended March 31, 1997 and 1996 (unaudited)....           5

      Notes to Consolidated Financial Statements (unaudited)........           6

      Management's Discussion and Analysis of Financial Condition
        and Results of Operations ..................................           9


PART II           OTHER INFORMATION:

     Item 4.           Submission of Matters to a Vote of
                         Security Holders...........................          12

     Item 5.           Other Information............................          12

     Item 6.           Exhibits and Reports on Form 8-K.............          13



                          PART I. FINANCIAL INFORMATION

                  GREENWICH AIR SERVICES, INC, AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1997 AND SEPTEMBER 30, 1996

                                                                  MARCH 31,
                                                                    1997               SEPTEMBER 30,
ASSETS                                                            (UNAUDITED)              1996
                                                                -----------------     --------------
Current Assets:

   Cash                                                            $      180         $      334
   Accounts receivable, less allowance of $4,875 in March 1997
      and $5,033 in September 1996                                    165,825            139,401
   Inventories                                                        372,066            318,013
   Prepaid expenses and other current assets                           14,309             20,004
                                                                   ----------         ----------
Total current assets                                                  552,380            477,752
                                                                   ----------         ----------
Property, plant and equipment                                         153,995            147,403
   Less accumulated depreciation                                      (17,721)           (12,518)
                                                                   ----------         ----------
Property, plant and equipment, net                                    136,274            134,885
Deferred financing costs, net                                           7,621              8,416
Other assets                                                           13,672              4,027
                                                                   ----------         ----------
TOTAL ASSETS                                                       $  709,947         $  625,080
                                                                   ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:
   Accounts payable                                                $  117,039         $  106,556
   Accrued expenses and current portion of long term liabilities       63,540             68,215
   Customer deposits and deferred revenue                              25,094             21,912
   Income taxes payable                                                 8,521              7,474
                                                                   ----------         ----------
Total current liabilities                                             214,194            204,157
Deferred income taxes payable                                          21,228             23,000
Other liabilities                                                      24,910             25,510
Long term debt                                                        137,049             69,710
Long term debt - WAL                                                                       1,141
Senior notes                                                          160,000            160,000
Convertible subordinated debentures                                                        2,515

Stockholders' Equity:
   Common stock                                                           167                163
   Capital in excess of par value                                     106,586            104,271
   Retained earnings                                                   46,367             35,658
   Treasury stock, at cost                                               (554)            (1,045)
                                                                   ----------         ----------
Total stockholders' equity                                            152,566            139,047
                                                                   ----------         ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  709,947         $  625,080
                                                                   ==========         ==========


SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



                  GREENWICH AIR SERVICES, INC, AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
               THREE AND SIX MONTHS ENDED MARCH 31, 1997 AND 1996


                                               THREE MONTHS ENDED MARCH 31,                SIX MONTHS ENDED MARCH 31,
                                          ------------------------------------         ----------------------------------
DOLLARS IN THOUSANDS                             1997                1996                   1997                  1996
                                          ------------------    --------------         --------------        ------------

Net sales                                  $      201,116        $    60,030           $    388,663          $    118,625

Cost of sales                                     176,566             50,689                339,551                99,922
                                           --------------        -----------           ------------          ------------

Gross profit                                       24,550              9,341                 49,112                18,703

Selling, general and
   administrative expense                           8,099              3,919                 16,663                 7,742
                                           --------------        -----------          -------------          ------------

Income from operations                             16,451              5,422                 32,449                10,961
                                           --------------        -----------          -------------          ------------

Non-operating (income)
expense:

   Interest expense                                 7,637              1,601                 14,252                 3,635
   Other (income) expense                            (454)               (16)                  (117)                   (1)
                                           --------------        -----------          -------------          ------------
      Total non-operating

      expense                                       7,183              1,585                 14,135                 3,634
                                           --------------        ------------         -------------          ------------

Income before provision for
   income taxes                                     9,268              3,837                 18,314                 7,327

Provision for income taxes                          3,661              1,512                  7,234                 2,909
                                           --------------        -----------           ------------          ------------

Net Income                                 $        5,607       $      2,325           $     11,080          $      4,418
                                           ==============        ===========           ============          ============

Earnings per share:
   Primary                                 $        0.33        $      0.19            $       0.65         $        0.36
   Fully diluted                           $        0.33        $      0.18            $       0.65         $        0.35

Weighted average number of common shares
   and common share equivalents:
   Primary                                    17,011,838         12,341,304              16,934,676            12,105,468
   Fully diluted                              17,068,323         13,073,772              17,009,544            12,844,590


SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



                  GREENWICH AIR SERVICES, INC, AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                    SIX MONTHS ENDED MARCH 31, 1997 AND 1996

                                                                                 SIX MONTHS ENDED MARCH 31,

                                                                          -----------------------------------
                                                                                 1997                   1996
                                                                          -----------------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                                                    $11,080               $4,418
Adjustments to reconcile net income to net cash provided by
   operating activities:

   Depreciation and amortization                                                5,839                1,192
   Changes in assets and liabilities:
      Accounts receivable                                                     (26,424)             (12,080)
      Inventories                                                             (54,053)               9,260
      Prepaid expenses and other current assets                                 5,695                   11
      Other assets                                                             (9,645)                 (39)
      Accounts payable                                                         10,483               (1,682)
      Accrued expenses, customer deposits and deferred revenue                 (5,171)              (5,269)
      Income taxes payable                                                      1,047                 (244)
      Deferred income taxes                                                    (1,772)                (535)
      Other non-current liabilities                                              (600)              (1,450)
                                                                            ---------             --------
   NET CASH USED BY OPERATING ACTIVITIES                                      (63,521)              (6,418)
                                                                            ---------             --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                           (6,592)              (1,737)
                                                                            ---------             --------
   NET CASH USED BY INVESTING ACTIVITIES                                       (6,592)              (1,737)
                                                                            ---------             --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in revolving credit facility                                       71,430               10,080
Repayments of long term debt                                                   (1,554)              (1,810)
Purchase of treasury shares                                                      (140)                (109)
Proceeds from sale of treasury shares                                             420                  100
Options exercised                                                                   4                   95
GCL merger                                                                          0                    7
Cash dividends paid                                                              (201)                (120)
                                                                            ---------            ---------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                                   69,959                8,243
                                                                            ---------            ---------
NET INCREASE IN CASH                                                             (154)                  88
Cash, beginning of periods                                                        334                  180
                                                                            ---------            ---------
Cash, end of periods                                                             $180                 $268
                                                                            ---------            ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest                                                                   $12,778               $3,571
   Taxes                                                                       $6,896               $3,687

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                  GREENWICH AIR SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                 MARCH 31, 1997

1. STATEMENT OF INFORMATION
       The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes normally included in annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K for the year ended September 30, 1996. In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the balance sheets and statements of income and of cash flows for such interim periods presented. The results of operations for the three and six months ended March 31, 1997 are not necessarily indicative of the results which may be expected for the entire fiscal year. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       ORGANIZATION
       Greenwich Air Services, Inc. ("GASI") and its subsidiaries (collectively, the "Company" or "Greenwich") overhauls, repairs, and refurbishes gas turbine engines and components used in aviation, marine and industrial applications. The Company also manages government and military service and maintenance programs, and provides management services for the sale, refurbishment and installation of complete gas turbine power plants.

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

       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
       In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. SFAS No. 121 was adopted by to the Company as of October 1, 1996 without any impact.

       In October 1995, the FASB issued SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. The Company intends to adopt the pro forma disclosure features of SFAS No. 123, which are effective for fiscal year 1997. The adoption of these pro forma disclosure features will not have any impact on the Company's present accounting for stock-based compensation.

       In February 1997, the FASB issued SFAS No. 128, EARNINGS PER SHARE. The statement is effective for financial statements for periods ending after December 15, 1997, and changes the method by which earnings per share will be determined. Adoption of this statement by the Company will not have a material impact on earnings per share.

2.     INVENTORIES

       Inventories are comprised of the following:    March 31,    September 30,
       Amounts in thousands                             1997           1996
                                                       ------         ------
Parts                                                 $160,237       $136,424
Engines                                                 19,445         21,393
Work in process                                        180,824        144,116
Inventories substantially applicable to long-term
      programs                                          11,560         16,080
                                                      --------       --------
                               TOTAL                  $372,066       $318,013
                                                      ========       ========

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

       On October 2, 1996, Greenwich's Board of Directors authorized the redemption of all of the Company's outstanding 8% Convertible Subordinated Debentures, due 2000 (the "Debentures"). The redemption date was November 25, 1996. The redemption price was 100% of the principal amount plus any unpaid interest accrued to that date. The Debentures are convertible into Class A Common Stock at a conversion price of $5.85 per share. Prior to the redemption, during the six months ended March 31, 1997, a total of $2,515,000 of the Debentures were converted into 429,904 shares of Class A common stock.

       On November 25, 1996, Greenwich's Board of Directors elected to declare a $.012 per share cash dividend to shareholders of record as of January 10, 1997. The cash dividend is payable on shares of both Class A and Class B Common Stock and was paid on January 30, 1997.

5.     OTHER STATEMENT OF CASH FLOWS INFORMATION
       During the six months ended March 31, 1997, $2,515,000 of the Company's 8% Convertible Subordinated Debentures due 2000 were converted into 429,904 shares of Common Stock. Unamortized deferred issue costs applicable to the Debentures converted of approximately $160,000 were charged to additional paid in capital. The unamortized deferred issue costs are determined at the date of conversion.

6.     RELATED PARTY TRANSACTIONS
       During the six months ended March 31, 1997, the Company purchased engine parts totaling $7,000, from a company affiliated through common ownership, and performed engine repair services totaling 1,213,904 for this same affiliate. In addition, during the six months ended March 31, 1997, the Company also purchased engine parts totaling $41,470 from another company affiliated through common ownership.

       A director of the Company is a senior partner in a law firm which has received legal fees from the Company in connection with professional services provided to the Company.

7.     RECENT DEVELOPMENTS
       THE UNC ACQUISITION
       On February 13, 1997, Greenwich entered into an agreement and plan of reorganization with UNC Incorporated ("UNC") whereby Greenwich would (a) acquire all of the outstanding shares of UNC's common stock and common stock equivalents for a purchase price of between $14.00 and $16.10 per share to be paid in Greenwich Class B common stock and/or cash, and (b) merge UNC with and into a wholly-owned subsidiary of Greenwich. This proposed acquisition, which is subject to certain shareholder approvals and regulatory clearances, was estimated to have a value of between $310 and $355 million, depending upon the trading price of Greenwich Class B common stock immediately prior to the closing of the acquisition. On March 9, 1997, concurrently with the agreement described below, the UNC acquisition agreement was restructured as an all-cash transaction at $15.00 per share with a value of approximately $330 million.

       THE GE MERGER
       On March 9, 1997, Greenwich entered into an agreement and plan of merger with General Electric Company ("GE") whereby GE would (a) acquire all of the outstanding shares of Greenwich's common stock and common stock equivalents for a purchase price of $31.00 per share to be paid in GE common stock and/or cash, and (b) merge Greenwich with and into a wholly-owned subsidiary of GE. This proposed merger, which is also subject to certain shareholder approvals and regulatory clearances, is estimated to have a value of approximately $530 million.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1996

Net sales for the second quarter of fiscal 1997 increased 235% to $201.1 million from second quarter 1996 sales of $60.0 million. The increase in net sales was primarily attributable to the inclusion of the operations of the commercial engine services operations in Texas and Scotland acquired from Aviall, Inc. on June 10, 1996, as well as internal growth. Principally as a result of the Aviall acquisition, revenues from both commercial aviation engine services and government programs work were higher in the second quarter of fiscal 1997 than in the second quarter of fiscal 1996. Revenues from aeroderivative engine services, which includes power station installations, were also higher for the second quarter of 1997 when compared to the second quarter of fiscal 1996, although these revenues were not affected by the acquisition.

Gross profit for the second quarter of fiscal 1997 increased to $24.6 million, or 12.2% of net sales, from $9.3 million, or 15.6% of net sales, for the same period last year, primarily as a result of the increase in net sales for the period. The decline in gross profit as a percentage of sales is primarily the result of work performed under certain long-term contracts assumed from Aviall that have not been generating margins as high as the Company's pre-acquisition operations, as well as a shift in product mix. Gross profit margins for the former Aviall operations in Texas and Scotland have been, and are expected to continue improving as the Company completes its integration plan, which is engineered to increase productivity, reduce turnaround times and eliminate duplicative expenses.

Selling, general and administrative expenses for the second quarter of fiscal 1997 increased to $8.1 million, or 4.0% of net sales, from $3.9 million, or 6.5% of net sales for the second quarter of fiscal 1996. The reduction in selling, general, and administrative expense as a percentage of net sales is primarily attributed to savings realized from the elimination of duplicative expenses as a result of the integration plan.

Interest expense for the second quarter of fiscal 1997 increased to $7.6 million, or 4% of net sales, from $1.6 million, or 2.7% of net sales for the second quarter of fiscal 1996, primarily due to the increase in outstanding borrowings under the Company's revolving credit facility (the "Credit Facility") and the issuance of the Senior Notes. Partially offsetting this increase in long term debt was a $3.6 million decrease in the average outstanding balance of Convertible Subordinated Debentures as compared to the second quarter of 1996.

Other non-operating expenses increased to $0.5 million, or 0.2% of net sales, as a result of foreign currency translation adjustments related to the Company's holdings in Scotland.

As a result of the above factors, net income increased 141.2% to $5.6 million, or 2.8% of net sales for the second quarter of fiscal 1997, from $2.3 million, or 3.9% of net sales for the second quarter of fiscal 1996. Second quarter fiscal 1997 primary earnings per share increased to $0.33, as compared to $0.19 for the second quarter of fiscal 1996; and fully diluted earnings per share increased to $0.33 per share versus $0.18 per share for the second quarter of fiscal 1996. The number of primary and fully diluted shares outstanding in the second quarter of fiscal 1997 increased by 38% and 31%, respectively, as compared to the second quarter of fiscal 1996.

SIX MONTHS ENDED MARCH 31, 1997 COMPARED WITH SIX MONTHS ENDED MARCH 31, 1996

For the first six months of fiscal year 1997, the Company again had record net sales, net income and earnings per share levels of $388.7 million, $11.1 million and $0.65 per share, respectively.

Net sales increased $270.1 million or 227.7% to $388.7 million in the period from $118.6 million in the first six months of 1996. The increase in net sales was primarily attributable to the inclusion of the operations of the commercial engine services operations in Texas and Scotland acquired from Aviall, Inc., as well as internal growth. Principally as a result of that acquisition, revenues from both commercial aviation engine services and government programs work were higher in the first six months of fiscal 1997 than in the first six months of fiscal 1996. Revenues from aeroderivative engine services, which includes power station installations, were also higher for the first six months of 1997 when compared to the first six months of fiscal 1996, although these revenues were not affected by the acquisition.

Gross profit for the first six months of fiscal 1997 increased to $49.1million, or 12.6% of net sales, from $18.7 million or 15.8% of net sales for the first six months of fiscal 1996, primarily as a result of the increase in net sales for the period. The decline in gross profit as a percentage of sales is primarily the result of work performed under certain long-term contracts assumed from Aviall that have not been generating margins as high as the Company's pre-acquisition operations, as well as a shift in product mix. Gross profit margins for the former Aviall operations in Texas and Scotland have been, and are expected to continue improving as the Company completes its integration plan, which is engineered to increase productivity, reduce turnaround times and eliminate duplicative expenses.

Selling, general and administrative expenses for the first six months of fiscal 1997 increased to $16.7 million, or 4.3% of net sales, from $7.7 million, or 6.5% of net sales for the first six months of fiscal 1996. The reduction in selling, general, and administrative expense as a percentage of net sales is primarily attributed to savings realized from the elimination of duplicative expenses as a result of the integration plan.

Interest expense for the first six months of fiscal 1997 increased to $14.3 million, or 3.7% of net sales, from $3.6 million or 3.1% of net sales for the first six months of fiscal 1996, primarily due to the increase in outstanding borrowings under the Credit Facility and the issuance of the Senior Notes. Partially offsetting this increase in long term debt was the conversion into stock of all of the Convertible Subordinated Debentures outstanding in the first six months of fiscal 1996.

As a result of the above factors, net income increased to a record $11.1 million, or 2.9% of net sales for the first six months of 1997, from $4.4 million, or 3.7% of net sales for the first six months of 1996. Fully diluted earnings per share increased more than 85% to $0.65 per share for the first six months of 1997 from $0.35 per share for the same period in 1996.

FINANCIAL POSITION

Total assets at March 31, 1997 were $709.9 million, an $84.9 million net increase from the September 30, 1996 total of $625.1 million. The major components of this net increase were (a) a $54.1 million increase in inventories and (b) a $26.4 million increase in accounts receivable balances. The increase in inventory levels was primarily due to (a) a $32.2 million increase in work in process as a result of a greater number of JT8D and CF6 engines in work, and (b) a $21.9 million increase in parts inventories, primarily related to provisioning for the increase in JT8D and CF6 engine work, while the increase in accounts receivable was primarily attributable to the higher level of sales in the quarter.

Total liabilities at March 31, 1997 were $557.4 million, a $71.4 million net increase from the September 30, 1996 total of $486.0 million. The major components of this net increase were (a) a $71.4 million increase in borrowings under the Credit Facility and (b) a $10.4 million increase in accounts payable. Partially offsetting these increases were (a) a $5.2 million decrease in accrued expenses, customer deposits and deferred revenue; (b) a $2.5 million reduction in the outstanding balance of the Company's Debentures, resulting from the conversion of these debentures into approximately 430,000 shares of the Company's Class A common stock; and (c) a $1.8 million reduction in deferred income taxes.

Total stockholders' equity at March 31, 1997 was $152.6 million, a $13.6 million increase from the September 30, 1996 total of $139.0 million. This increase was primarily due to the conversion of $2.5 million of the Company's Debentures into Class A common stock since September 30, 1996, along with net income for the six months of $11.1 million.

LIQUIDITY AND CAPITAL RESOURCES

Since the consummation of the Aviall Acquisition, the Company's primary sources of liquidity have been cash flow from operations and borrowings under the Credit Facility. In addition, other sources of liquidity have been advance payments for power station installations and other customer progress payments. Since September 30, 1996, the Company has borrowed approximately $71.4 million additional under the Credit Facility in order to support work in process inventories, purchase additional parts inventory and aircraft engines required to service certain customers under new and existing contracts, and to fund expenditures related to the growth in the Company's business. Working capital was $338.2 million at March 31, 1997, as compared with $273.6 million at September 30, 1996. As of March 31, 1997 there was approximately $135.0 million outstanding under the Credit Facility, and the Company may be required to borrow additional amounts under the Credit Facility in the near future in order to fund current asset increases in support of business growth, fund further integration expenses, and satisfy interest payment and debt service obligations under the Senior Notes and other long term debt agreements.

Based upon current levels of operations, the Company believes that its cash flow from operations, combined with borrowings available under the Credit Facility, will be sufficient to enable the Company to meet its normal cash operating requirements, including scheduled interest and principal payments. However, if the Company's operations continue to expand in the future as they have in the first six months of fiscal 1997, an increase in the maximum borrowing capacity under the Credit Facility will be required for capital expenditures and working capital requirements.

If the merger with GE is completed as planned, the Company will have the added benefit of having access to the financial resources of GE, one of the world's most financially stable and liquid corporations. If the proposed merger with GE is not completed, the Company intends to proceed with the proposed acquisition of UNC under the terms and conditions of the merger agreement with UNC. The Company will seek to finance the UNC acquisition through the issuance of shares of Class B common stock in exchange for UNC shares and through public offerings of additional stock and/or debt, as well as senior bank financing. There can be no assurance that such financings or the UNC acquisition will be consummated on terms attractive to the Company, if at all.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 21, 1997, the Company conducted its annual meeting of shareholders. As of the record date of January 20, 1997, there were 6,968,825 shares of Class A Common Stock eligible to vote. Of these shares, 6,769,145 (97.1%) were represented either in person or by proxy at this meeting. Five matters were submitted to a vote at the meeting with the following results:

(a) ELECTION OF DIRECTORS - All six incumbent members of the Board of Directors (Eugene P. Conese, Eugene P. Conese, Jr., General Charles Gabriel (USAF, retired), Allen J. Krowe, Charles J. Simons, and Chesterfield Smith) were nominated for election to the Board for a one-year term. All six directors were reelected by the identical vote count of 6,651,364 votes, or 98.26% of the votes cast, "for"; and 117,781 votes "withheld".

(b) AMENDED EMPLOYEE STOCK PURCHASE PLAN - The Company's Amended Qualified Employee Stock Purchase Plan was approved and adopted by a shareholder vote of 5,810,428, or 85.84% of the votes cast, "for"; 137,690 "against"; and 10,069 "abstaining"; with the balance of 810,958 shares registered as "non-votes".

(c) AMENDED EMPLOYEE STOCK OPTION PLAN - The Company's Amended Employee Stock Option Plan was approved and adopted by a shareholder vote of 5,774,343, or 85.30% of the votes cast, "for"; 168,641 "against"; and 15,203 "abstaining"; with the balance of 810,958 shares registered as "non-votes".

(d)    COMPENSATION ARRANGEMENT WITH EUGENE P. CONESE AND EUGENE P. CONESE, JR.
       - The Company's Incentive Compensation Arrangement with Eugene P. Conese and Eugene P. Conese, Jr. was approved adopted by a shareholder vote of 6,562,998, or 96.95% of the votes cast, "for"; 55,459 "against"; and 59,005 "abstaining"; with the balance of 91,683 shares registered as "non-votes".

(e) INDEPENDENT AUDITORS - The appointment of the accounting firm of Deloitte & Touche LLP as the Company's independent auditors was ratified by a shareholder vote of 6,755,198, or 99.79% of the votes cast, "for"; 4,153 "against"; and 9,794 "abstaining".

ITEM 5. OTHER INFORMATION

The Company announced on April 28, 1997 that the Antitrust Division of the Department of Justice had requested additional information relating to (a) the proposed acquisition of Greenwich by General Electric Company, and (b) the proposed acquisition of UNC Incorporated by Greenwich.

The Company has been advised that Southwest Airlines Company has signed a letter of intent to enter into a long-term agreement with General Electric Engine Services, Inc. for the repair and overhaul of its CFM56 and JT8D engines commencing in the second half of this calendar year. The Company has been servicing a portion of these engines under an agreement with Southwest which expired at the end of 1996, and which had been renewed on an interim basis pending the results of competitive bidding for a new long-term agreement. In fiscal 1996, Southwest Airlines was one of the Company's five largest customers, but accounted for less than 5% of the Company's revenues. The Company does not believe that the loss of the Southwest contracts will have a material adverse effect on the Company's operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibit 11 - Computation of Earnings per Share.

(b)    Exhibit 27 - Financial Data Schedule.

(c) On February 21, 1997, the Company filed with the Commission a Current Report on Form 8-K with respect to the proposed acquisition of UNC Incorporated.

       On March 17, 1997, the Company filed with the Commission a Current Report on Form 8-K with respect to the proposed acquisition of the Company by General Electric Company.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             GREENWICH AIR SERVICES, INC.
                                                     (Registrant)

MAY 14, 1997                                    S/B ROBERT J. VANARIA
-----------                                     ---------------------
   (Date)                                       Robert J. Vanaria
                                                Senior Vice President of
                                                Administration and Chief
                                                Financial Officer

                                 EXHIBIT INDEX


EXHIBIT                                                          PAGE

11        Computation of Earnings per Share.

27        Financial Data Schedule.