Form 10-K/A
period 1996-09-30
GREENWICH AIR SERVICES INC
filed 1997-06-09
CIK 891461

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A-1

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

                         Commission File Number 0-22706
                                                -------

                          GREENWICH AIR SERVICES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                58-1758941
------------------------------         ---------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

   P.O. Box 522187, Miami, Florida                       33152
 4590 NW 36th Street, Miami, Florida                     33122
----------------------------------------               ----------
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code:    (305) 526-7000
                                                       --------------

 Securities registered pursuant to Section 12(b) of the Act:     None
                                                                 ----

           Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, par value          Class B Common Stock, par value
         $.01 per share                          $.01 per share
-------------------------------          -------------------------------
        (Title of Class)                        (Title of Class)

                     8% Convertible Subordinated Debentures
                     --------------------------------------
                                (Title of Class)

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

     In November 1993, the Company raised approximately $23.7 million in capital through its initial public offering of Common Stock and 8% Convertible Subordinated Debentures due 2000 (the "Debentures"). Using a portion of the proceeds from that offering along with additional bank financing, in April 1994 the Company acquired the operating assets and business of Gas Turbine Corporation East Granby Division (the "GTC Division") from Chromalloy Gas Turbine Corporation ("Chromalloy"), a competitor of the Company that had the capability to repair certain engine lines and models that the Company did not then service, including the Pratt & Whitney JT8D-200 medium by-pass aircraft engine and GG4 industrial engine. The acquisition also provided the Company with additional test cell capabilities for high by-pass engines, including the Pratt & Whitney JT9D. The Company also acquired the GTC Division's well-established power station design and installation operation. In fiscal 1994, the operations of the GTC Division contributed sales of $28.9 million for the five and one-half months during which it was owned by the Company, which increased in fiscal 1995 to $72.4 million, reflecting a full year of operations. The operations of the GTC Division have been consolidated in Greenwich Air Services Connecticut, Inc., a wholly-owned subsidiary of the Company (hereinafter "Greenwich-Connecticut").

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

     The Aviall Business consisted of: (a) substantially all of the assets and business of Aviall's commercial engine services divisions located in Dallas and Fort Worth, Texas and the engine component repair business located in McAllen, Texas, and (b) all of the issued and outstanding shares of capital stock of Aviall Limited, a subsidiary of Aviall located in Prestwick, Scotland (hereinafter "Greenwich Caledonian Limited"). The purchase price for the Aviall Business, net of assumed liabilities and indebtedness and as adjusted in accordance with the Purchase Agreement, was approximately $230.1 million. The Company paid the entire net purchase price of the Aviall Business (the "Net Purchase Price") in cash. The Net Purchase Price was financed with certain of the proceeds from concurrent public offerings of $100 million of the Company's Class B Common Stock and $160 million principal amount of 10-1/2% Senior Notes due 2006, and a new credit facility. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Liquidity and Capital Resources," "-- New Credit Facility," "-- Senior Note Offering" and "-- Use of Proceeds from Equity Offering and Senior Note Offering and New Credit Facility."

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

CUSTOMERS

     The Company provides services to more than 500 customers, primarily in the commercial aviation industry, the natural resources and electrical utility industries and government and military agencies. Only one customer, Continental Airlines, accounted for more than 10% of the Company's revenues in fiscal 1996, with sales totaling approximately 11% of total revenues. On a pro forma basis (assuming the Aviall acquisition had been consummated on October 1, 1995), in fiscal 1996, Continental Airlines would have accounted for approximately 13% of the Company's total net sales, the top five customers of the Company would have accounted for approximately 42% of the Company's net sales, and sales to foreign customers would have accounted for approximately 26% of the Company's net sales.

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

                                     PART II

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

STATEMENT OF OPERATIONS DATA (IN THOUSANDS):                YEARS ENDED SEPTEMBER 30,
------------------------------------------- ---------------------------------------------------------
                                            1992         1993       1994(3)       1995        1996(4)
                                            ----         ----       -------       ----        -------
Net Sales ...........................   $  62,009    $  69,467    $ 105,233    $ 196,319    $ 397,913
Cost of sales (1) ...................      49,230       55,076       87,974      164,957      342,956
Gross profit ........................      12,779       14,391       17,259       31,362       54,957
Selling, general and administrative .       5,064        5,553        7,006       13,637       23,033
expense

Income from operations ..............       6,902        8,698       10,253       17,725       31,924
Interest expense ....................       2,950        3,039        4,758        7,950       12,654

Income before income taxes ..........       4,046        5,707        5,566       10,166       19,774
Provision for income taxes ..........       1,540        2,333        2,220        3,964        7,981
                                            -----        -----        -----        -----        -----
Net Income ..........................   $   2,506    $   3,374    $   3,346    $   6,202    $  11,793
                                        =========    =========    =========    =========    =========
Fully-diluted weighted average number
of shares (2) .......................       9,648        8,000       12,575       12,836       14,253
Fully diluted earnings per share (2)    $    0.26    $    0.42    $    0.33    $    0.54    $    0.83
Cash dividends declared per common
share ...............................        --           --           --           --      $    0.01
OTHER FINANCIAL DATA:
  EBITDA (5) ........................   $   7,803    $   9,696    $  11,609    $  19,931    $  37,657
  Cash flows provided (used) by
           operating activities .....      (1,421)        (921)      (3,341)       6,680       (8,232)
  Cash flows provided (used) by
           investing acivities ......      (1,791)      (5,127)     (42,763)      (2,724)    (234,037)
  Cash flows provided (used) by
           financing activities .....       3,073        6,309       46,144       (4,246)     242,423
  Depreciation and amortization .....         807          950        1,285        1,815        5,229
  Capital expenditures ..............       1,791        5,128        1,691        2,724        3,956


    BALANCE SHEET DATA (IN THOUSANDS):                 SEPTEMBER 30,
-----------------------------------------------------------------------------------------------------
                                            1992         1993       1994(3)        1995       1996(4)
                                            ----         ----       -------        ----       -------
Working capital......................     $39,430      $46,010      $76,078       $87,829    $273,595
Total assets.........................      59,102       67,708      138,423       185,620     625,080
Short-term debt......................       1,400        1,383        3,515         3,437       3,150
Long-term debt.......................      28,011       34,303       71,470        64,443     233,366
Stockholders' equity.................      13,126       15,951       27,963        36,788     139,047

----------
(1) Cost of sales in 1993 is net of approximately $7.1 million of additional costs incurred in the servicing of engines as a result of the disruption to business caused by Hurricane Andrew which struck South Florida in August 1992, which costs were offset by a like amount of insurance recoveries.

(2) Gives retroactive effect to a 100% stock distribution of one share of Class B Common Stock for each outstanding share of Class A Common Stock effected in May 1996.






(3) Fiscal 1994, 1995, and 1996 give effect to the acquisition of Greenwich-Connecticut and the Company's initial public offering, both of which were consummated during fiscal 1994.

(4) Fiscal 1996 gives effect to the Aviall acquisition, the Equity Offering, the Senior Note Offering and the New Credit Facility, all of which were consummated in fiscal 1996.

(5) EBITDA represents net income (loss) before the cumulative effect of change in accounting plus provisions for income taxes, interest expense, depreciation and amortization, restructuring costs, and any charge related to any premium or penalty paid in connection with redeeming and retiring any indebtedness prior to its stated maturity. While EBITDA should not be construed as a substitute for income from operations, net income (loss) or cash flows from operating activities in analyzing the Company's operating performance, financial position and cash flows, the Company has included EBITDA because it is commonly used by certain investors to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine the Company's ability to service debt. The reader should be cautioned that the information provided herein relating to EBITDA may not be comparable to EBITDA information provided by other companies.

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

                                             FISCAL YEAR 1995

QUARTER ENDING            DECEMBER 31           MARCH 31             JUNE 30            SEPTEMBER 30
--------------        ------------------   ------------------   -----------------   -------------------
Total net sales ...   $39,048     100.0%   $44,099     100.0%   $50,936     100.0%   $62,237     100.0%

Gross profit ......     6,209      15.9%     7,019      15.9%     8,162      16.0%     9,973      16.0%

Operating income ..     3,549       9.1%     4,207       9.5%     4,942       9.7%     5,027       8.1%

Net income ........     1,038       2.7%     1,322       3.0%     1,816       3.6%     2,026       3.3%
                        =====       ===      =====       ===      =====       ===      =====

Earnings per share:

 Primary ..........   $  0.10              $  0.13              $  0.18              $  0.20
 Fully Diluted ....   $  0.10              $  0.12              $  0.16              $  0.17


                                             FISCAL YEAR 1996

QUARTER ENDING             DECEMBER 31          MARCH 31            JUNE 30             SEPTEMBER 30
--------------       -------------------  ------------------   ------------------   ------------------
Total net sales ...  $ 58,595     100.0%  $ 60,030     100.0%  $ 99,601     100.0%  $179,687    100.0%

Gross profit ......     9,362      16.0%     9,341      15.6%    12,679      12.7%    23,575     13.1%

Operating income ..     5,539       9.5%     5,422       9.0%     7,265       7.3%    13,698      7.6%

Net income ........     2,093       3.6%     2,325       3.9%     2,720       2.7%     4,655      2.6%
                        =====       ===      =====       ===      =====       ===      =====

Earnings per share:

 Primary ..........  $   0.17              $  0.19              $   0.20            $  0.28
 Fully Diluted ....  $   0.16              $  0.18              $   0.19            $  0.27

     Generally, the Company's operations are not seasonal in nature, however sales from power station installations, which can exceed $10 million, may create the appearance of erratic sales performance when comparing quarterly operating data.

FINANCIAL STATEMENTS

     See Index to Financial Statements, which appears on page F-1 hereof.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on June 5, 1997.

                          GREENWICH AIR SERVICES, INC.

                                      s/b EUGENE P.  CONESE, JR.
                                      -------------------------------------
                                      Eugene P. Conese, Jr.,
                                      President and Chief Operating Officer

                          INDEX TO FINANCIAL STATEMENTS

GREENWICH AIR SERVICES, INC.

Independent Auditors' Reports                                               F-2

Consolidated Balance Sheets as of September 30, 1995 and 1996               F-4

Consolidated Statements of Income
for the years ended September 30, 1994, 1995 and 1996                       F-5

Consolidated Statements of Stockholders' Equity for
the years ended September 30, 1994, 1995 and 1996                           F-6

Consolidated Statements of Cash Flows for the years ended
 September 30, 1994, 1995 and 1996                                          F-7

Notes to Consolidated Financial Statements                                  F-8


GREENWICH CALEDONIAN, LTD.

Independent Auditors' Report                                                F-31

Balance Sheet as of September 30, 1996                                      F-32
 Statement of Income for the period of June 11 to September 30, 1996        F-33

Statement of Stockholder's Equity for the period of June 11 to
 September 30, 1996                                                         F-34

Statement of Cash Flows for the period of June 11 to September 30, 1996     F-35

Notes to Financial Statements                                               F-36


AVIALL LIMITED

Report of Independendent Accountants                                        F-44

Consolidated Statements of Operations for the years
 ended November 30, 1994, 1995, and for the period
 of December 1, 1995 to June 10, 1996                                       F-45

Consolidated Balance Sheet as of November 30, 1995                          F-46

Consolidated Statements of Shareholder's Equity for the
 years ended November 30, 1994, 1995, and for the period
 December 1, 1995 to June 10, 1996                                          F-47

Consolidated Statements of Cash  Flows for the years ended
 November 30, 1994, 1995, and for  the period of December 1,
 1995 to June 10, 1996                                                      F-48

Notes to Consolidated Financial Statements                                  F-49

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

DELOITTE & TOUCHE LLP

Miami, Florida

December 19, 1996

INDEPENDENT AUDITORS' REPORT

Our report dated December 19, 1996 covering the financial statements of Greenwich Air Services, Inc., filed as a part of the annual report on Form 10-K for the year ended September 30, 1996 is hereby extended to relate to such financial statements as hereby amended.

DELOITTE & TOUCHE LLP

Miami, Florida

June 5, 1997

GREENWICH AIR SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1995 AND 1996
(DOLLARS IN THOUSANDS)

                                                     SEPTEMBER 30,
                                                     1995     1996
                                                     ----     ----
ASSETS
Current Assets:

  Cash                                           $    180   $    334
  Accounts receivable                              35,176    139,401
  Inventories                                     120,933    318,013
  Prepaid expenses and other current assets         1,267     20,004
                                                    -----     ------
Total current assets                              157,556    477,752
                                                  -------    -------
Property, Plant and Equipment                      25,658    134,885
Deferred financing costs and other assets           2,406     12,443
                                                    -----     ------
Total Assets                                     $185,620   $625,080
                                                 ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:

  Accounts payable                               $ 37,684   $106,556
  Accrued expenses and current portion of
  long term liabilities                            16,102     68,215
  Customer deposits and deferred revenues          15,675     21,912
  Income taxes payable                                266      7,474
                                                      ---      -----
Total current liabilities                          69,727    204,157
                                                   ------    -------
Deferred Income Taxes                               4,840     23,000
Other Liabilities                                   9,822     25,510
Long Term Debt                                     50,386     70,851
Senior Notes                                                 160,000
Convertible Subordinated Debentures                14,057      2,515
Stockholders' Equity                               36,788    139,047
                                                   ------    -------
Total Liabilities and Stockholders' Equity       $185,620   $625,080
                                                 ========   ========

See notes to consolidated financial statements

GREENWICH AIR SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED SEPTEMBER 30, 1994, 1995 AND 1996
(DOLLARS IN THOUSANDS)
                                                 YEARS ENDED SEPTEMBER 30,
                                               1994        1995         1996
                                               ----        ----         ----

Net Sales                                   $105,233     $196,319     $397,913
Cost of Sales                                 87,973      164,957      342,956
                                              ------      -------      -------
Gross Profit                                  17,260       31,362       54,957
Selling, General and Administrative
 Expenses                                      7,006       13,637       23,033
                                               -----       ------       ------
Income from Operations                        10,254       17,725       31,924
                                              ------       ------       ------
Nonoperating (Income) Expense:

  Interest Expense                             4,759        7,950       12,654
  Other (income) / expense, net                  (71)        (391)        (504)
                                                 ---         ----         ----
Total Nonoperating (Income) Expenses           4,688        7,559       12,150
                                               -----        -----       ------

Income Before Provision for Income Taxes       5,566       10,166       19,774
Provision for Income Taxes                     2,220        3,964        7,981
                                               -----        -----        -----
Net Income                                    $3,346       $6,202      $11,793
                                              ======       ======      =======


Earnings per share:

  Primary                                      $0.34        $0.61        $0.86
  Fully Diluted                                $0.33        $0.54        $0.83
                                               =====        =====        =====

See notes to consolidated financial statements.

GREENWICH AIR SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 1994, 1995 AND 1996
(DOLLARS IN THOUSANDS)

                                                                          CAPITAL IN
                                                  COMMON STOCK            EXCESS OF       RETAINED        TREASURY
                                               SHARES        AMOUNT       PAR VALUE       EARNINGS          STOCK           TOTAL
                                               ------        ------       ---------       --------          -----           -----
At September 30, 1993                        4,000,000    $     40        $  1,410        $ 14,501                         $ 15,951
Issuance of common stock in public
 offering                                    1,078,000          11           8,655                                            8,666
Net Income                                                                                   3,346                            3,346
                                             ---------         ---          ------          ------           -----            -----
At September 30, 1994                        5,078,000          51          10,065          17,847                           27,963
Cost of treasury shares purchased                                                                           ($217)             (217)
Issuance of treasury shares under stock
purchase plan                                                                  (74)                           205               131
Warrant transactions                             9,000                                                                            0
Conversion of convertible debentures           251,445           2           2,707                                            2,709
Net Income                                                                                   6,202                            6,202
                                             ---------         ---          ------           -----          -----             -----
At September 30, 1995                        5,338,445          53          12,698          24,049            (12)           36,788
Cost of treasury shares purchased                                                                          (1,590)           (1,590)
Issuance of treasury shares under
   stock purchase plan                                                        (209)                           557               348
Warrant transactions                           161,321           2             214                                              216
Options exercised                               64,175           1             239                                              240
Cash dividends paid                                                                           (121)                            (121)
GCL Merger                                         310                           7                                                7
Issuance of Class B shares in public
offering                                     3,400,000          34          80,667                                           80,701
Conversion of convertible debentures         1,033,546          10          10,655                                           10,665
One for one Class B stock dividend
 paid on May 8, 1996                         6,322,147          63                             (63)                               0
Net Income                                                                                  11,793                           11,793
                                            ----------    --------        --------        --------        -------          --------
At September 30, 1996                       16,319,944    $    163        $104,271        $ 35,658       ($ 1,045)         $139,047
                                            ==========    ========        ========        ========        ========         ========

See notes to consolidated financial statements

GREENWICH AIR SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 1994, 1995 AND 1996
(Dollars in Thousands)

                                                                            YEARS ENDED SEPTEMBER 30,
                                                                          1994        1995        1996
                                                                          ----        ----        ----
Cash flows from operating activities:
Net income                                                           $   3,346    $   6,202    $  11,793
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization                                            1,762        2,452        5,891
Provision for doubtful accounts receivable                                 174        2,806        2,144
Changes in assets and liabilities, net of acquisitions:
    Accounts receivable                                                 (5,464)          51      (25,532)
    Inventories                                                         (8,497)     (50,814)     (35,442)
    Prepaid expenses & other current assets                                (91)        (565)     (12,910)
    Other assets                                                          (264)         (11)      (3,927)
    Notes receivable                                                    (1,161)       1,161            0
    Accounts payable                                                     3,736       22,036       19,374
    Accrued expenses                                                    (1,460)       2,949       19,972
    Customer deposits & deferred revenues                                2,875       11,297        7,813
    Other non current liabilities                                        1,043        8,778       (7,770)
    Income taxes payable                                                  (486)         199        3,228
    Deferred income taxes payable                                        1,146          139        7,134
                                                                         -----          ---        -----
      Net cash provided (used) by operating activities                  (3,341)       6,680       (8,232)
                                                                        ------        -----       ------

Cash flows from investing activities:
    Capital expenditures                                                (1,691)      (2,724)      (3,956)
    Acquisition of net assets                                          (41,072)                 (230,081)
                                                                       -------                  --------
      Net cash provided (used) by investing activities                 (42,763)      (2,724)    (234,037)
                                                                       -------       ------     --------

Cash flows from financing activities:
    Net change in revolving credit facilities                           17,350         (648)      18,797
    Proceeds from issuance of long-term debt                             8,000
    Repayments of long-term debt                                        (2,050)      (3,437)      (7,938)
    Issuance of common stock, net of expenses                            8,666                    80,701
    Issuance of convertible subordinated debt                           16,999
    Issuance of senior notes                                                                     160,000
    Purchase of treasury shares                                                        (217)      (1,590)
    Proceeds from sale of treasury shares                                               131          348
    Deferred financing costs                                            (1,821)         (75)      (8,237)
    Subordinated debt repaid                                            (1,000)
    Options exercised and warrant transactions                                                       456
    GCL merger                                                                                         7
    Cash dividends paid                                                                             (121)
                                                                                                    ----
      Net cash provided (used) by financing activities                  46,144       (4,246)     242,423
                                                                        ------       ------      -------

Net (decrease) increase in cash                                             40         (290)         154
Cash, beginning of period                                                  430          470          180
                                                                           ---          ---          ---
Cash, end of period                                                  $     470    $     180    $     334
                                                                     =========    =========    =========

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

             Current assets                                      $35,401
             Property and equipment and other assets              18,212
                                                                  ------
                Total Assets                                      53,613
             Less:  Current liabilities                           12,541
                                                                  ------

             Net assets acquired                                 $41,072
                                                                 =======

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

     The following is a summary of the computation of the net purchase price and the estimated allocation of that price to the assets and liabilities acquired as of June 10, 1996, taking into consideration other direct costs of the acquisition (Amounts in thousands):

       PURCHASE PRICE DETERMINATION:
          Gross purchase price                                        $330,000
          Less contractual purchase price adjustments for:
               Current assets                                          (16,512)
               Assumed liabilities                                     (86,639)
          Acquisition costs                                              3,232
                                                                         -----
          Net purchase price                                          $230,081
                                                                      ========
       PURCHASE PRICE ALLOCATION:

          Current assets                                             $248,307
          Property, plant and equipment                               110,500
          Accounts payable and accrued expenses                       (68,474)
          Deferred taxes                                              (11,027)
          Assumed indebtedness                                         (9,319)
          Fair value adjustments of certain long-term engine
             maintenance contracts, and liabilities related to
             engine product line relocation costs, customer and
             supplier transfer approvals, licenses
             and other liabilities                                    (39,906)
                                                                      -------
          Net purchase price                                         $230,081
                                                                     ========

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

                                              FOR THE YEAR ENDED SEPTEMBER 30,
                                              --------------------------------
                                                 1995                   1996
                                              ----------             ----------
          Net sales (in thousands)             $701,075               $803,463
          Net income (in thousands)             $18,124                $13,392

          Fully diluted earnings per share        $1.16                  $0.81

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

     Shares used to calculate earnings per share are as follows:

                                                                   YEARS ENDED SEPTEMBER 30,
                                                               1994         1995          1996
                                                            ----------   ----------   ----------
        Weighted average shares outstanding                  9,934,302   10,153,452   13,441,779
        Dilutive stock options and warrants                     13,498       79,782      268,435
                                                            ----------   ----------   ----------
        Shares for primary earnings per share                9,947,800   10,233,234   13,710,214
        Assumed conversion of debentures                     2,626,854    2,402,906      429,915
        Additional dilution of stock options and warrants         --        200,266      113,165
                                                            ----------   ----------   ----------
        Shares for fully diluted earnings per share         12,574,654   12,836,406   14,253,294
                                                            ==========   ==========   ==========

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

2.   ACCOUNTS RECEIVABLE AND INVENTORIES

     Accounts receivable consisted of the following (dollars in thousands):

                                                                                    SEPTEMBER 30,
                                                                                   1995       1996
                                                                                 --------   --------
          Trade receivables                                                        36,050    144,434
          Less:  Allowance for doubtful accounts                                      874      5,033
                                                                                 --------   --------
                  Total accounts receivable                                      $ 35,176   $139,401
                                                                                 ========   ========

     Inventories consisted of the following (dollars in thousands):
                                                                                    SEPTEMBER 30,
                                                                                   1995       1996
                                                                                 --------   --------
          Parts                                                                  $ 48,297   $136,424
          Engines                                                                  11,624     21,393
          Work in process                                                          46,663    144,116
          Inventories substantially applicable to long-term programs               14,349     16,080
                                                                                 --------   --------
          Total                                                                  $120,933   $318,013
                                                                                 ========   ========

3.  DEFERRED FINANCING COSTS

    Deferred financing costs consisted of the following (dollars in thousands):

                                                                                    SEPTEMBER 30,
                                                                                   1995       1996
                                                                                 --------   --------
          Deferred financing costs                                               $  3,889   $  9,210
          Less accumulated amortization                                             2,172        794
                                                                                 --------   --------
                                                                                 $  1,717   $  8,416
                                                                                 ========   ========

     Amortization expense (charged to interest expense) for deferred financing costs for the years ended September 30, 1994, 1995, and 1996, were $477,000, $683,000, and $662,000, respectively.

4.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following (dollars in thousands):
                                                              SEPTEMBER 30,
                                                            1995        1996
                                                          -------     --------
     Machinery and equipment                              $26,169      $88,765
     Land, buildings, and improvements                      2,596       44,397
     Other property and equipment                           4,035        8,633
     Capital projects in progress                             147        5,608
                                                          -------     --------
     Total                                                 32,947      147,403
     Less accumulated depreciation and amortization         7,289       12,518
                                                          -------     --------
     Property, plant and equipment                        $25,658     $134,885
                                                          =======     ========

     Depreciation and amortization expense for property, plant and equipment for the years ended September 30, 1994, 1995 and 1996, approximated $1,285,000, $1,814,000, and $5,229,000, respectively.

5.   ACCRUED EXPENSES AND CURRENT PORTION OF LONG TERM DEBT

     Accrued expenses and current portion of long-term debt consisted of the following (dollars in thousands):
                                                             SEPTEMBER 30,
                                                           1995          1996
                                                          -------      --------
     Accrued payroll and related expenses                  $4,237      $12,848
     Accrued outside service cost                           1,353       12,925
     Other accrued expenses                                 5,307       16,790
     Reserve for warranty costs                             1,246        5,912
     Current portion of other liabilities                     522       16,590
     Current portion of long term debt                      3,437        3,150
                                                          -------      --------
     Total                                                $16,102      $68,215
                                                          =======      =======

6.   INCOME TAXES

     Income before provision for income taxes consists of the following:

                                          YEARS ENDED SEPTEMBER 30,
                                   1994               1995               1996
                                  ------             -------            -------
          Domestic                $5,566             $10,166            $16,853
          Foreign                     --                  --              2,921
          Total                   $5,566             $10,166            $19,774
                                  ======             =======            =======

     The components of the provision for income taxes are as follows (dollars in thousands):

                                          YEARS ENDED SEPTEMBER 30,
                                   1994               1995               1996
                                  ------             -------            -------
     Current:
       Federal                      $635              $3,077             $7,134
       Foreign                                                            2,838
       State                         239                 749                686
                                  ------             -------            -------
                                     874               3,826             10,658
                                  ------             -------            -------
     Deferred:
       Federal                     1,116                  48             (1,124)
       Foreign                                                           (1,772)
       State                         230                  90                219
                                  ------             -------            -------
                                   1,346                 138             (2,677)
                                  ------             -------            -------
     Total                        $2,220              $3,964             $7,981
                                  ======             =======            =======

     The provision for income taxes differs from the amount obtained by applying the statutory federal income tax rate to pretax income as follows:

                                                              YEARS ENDED SEPTEMBER 30,
                                                          1994            1995         1996
                                                          ----           ----          ----
       Income tax at statutory rate                       34.0%          34.0%         35.0%
       State taxes, net of federal income tax benefit      5.6%           5.4%          3.2%
       Other                                               0.3%         (0.4%)          2.2%
                                                          ----           ----          ----
       Provision for income taxes                         39.9%          39.0%         40.4%
                                                          ====           ====          ====

     The tax effects of significant items comprising the Company's net deferred tax liability consisted of the following (dollars in thousands):

                                                   SEPTEMBER 30,
                                               1995               1996
                                             -------           --------
     Deferred tax assets:
       Accounts receivable                      $252               $791
       Accrued expenses                          489             14,037
       Other                                       4                 45
                                             -------           --------
       Total deferred tax assets                 745             14,873
                                             -------           --------
     Deferred tax liabilities:
       Inventory                               2,929              5,160
       Property, plant and equipment           2,642             19,414
       Other                                      14              3,488
                                             -------           --------
       Total deferred tax liabilities          5,585             28,062
                                             -------           --------
     Net deferred tax liability              ($4,840)          ($13,189)
                                             =======           ========

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

7.   OTHER LIABILITIES

     Other liabilities consisted of the following (dollars in thousands):

                                                                                              SEPTEMBER 30,
                                                                                            1995         1996
                                                                                          -------      -------
     Acquisition payable                                                                  $ 1,044      $   522
     Fair value adjustments of certain long-term engine maintenance contracts, and liabilities related to engine product line relocation costs,
       customer and supplier approvals, licenses and other liabilities                                  34,278
     Inventory purchase payable                                                            13,300       11,300
                                                                                          -------      -------
     Total                                                                                 14,344       46,100
                                                                                          -------      -------
     Less current portion
      - included in accrued expenses                                                          522       16,590
      - included in customer deposits                                                       4,000        4,000
                                                                                          -------      -------
     Total current portion                                                                  4,522       20,590
                                                                                          -------      -------
     Other liabilities, net of current portion                                            $ 9,822      $25,510
                                                                                          =======      =======

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

8.   LONG-TERM DEBT

     Long-term debt consisted of the following (dollars in thousands):

                                                                       SEPTEMBER 30,
                                                                    1995          1996
                                                                  -------       -------
       Revolving Credit Facilities                                $40,448       $59,246
       Term Loan                                                    6,019         4,778
       Connecticut Term Loan                                        5,333         3,555
       Loan payable to WAL                                          2,023         1,604
       Borrowing facility                                                         4,818
                                                                  -------       -------
       Total                                                       53,823        74,001
                                                                  -------       -------
       Less current portion
       - Term loans                                                 3,019         2,687
       - Loan payable to WAL                                          418           463
                                                                  -------       -------
       Total current portion (included in accrued expenses)         3,437         3,150
                                                                  -------       -------
       Long term debt - net of current portion                    $50,386       $70,851
                                                                  =======       =======

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

     RESTRICTIVE COVENANTS AND MATURITIES - The Company's credit agreements each contain various restrictive covenants which include, among other things, minimum tangible net worth, maintenance of minimum working capital, limitations on the payment of dividends, restrictions on capital expenditures, restrictions on certain additional indebtedness and requirements to maintain certain financial ratios.

     Scheduled debt maturities subsequent to September 30, 1996, are as follows (dollars in thousands):

               PERIOD ENDING SEPTEMBER 30,                   AMOUNT
               ---------------------------                   -------
                        1997                                  $3,150
                        1998                                   5,899
                        1999                                     889
                        2000                                       0
                        2001                                  64,063
               ---------------------------                   -------
                        Total                                $74,001
               ===========================                   =======


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

     The Notes contains limitations on, among other things, the incurrence of additional indebtedness, payment of dividends, issuance of new stock, and certain other transactions as defined. The Notes are also fully, unconditionally, jointly and severally guaranteed on a senior unsecured basis by each of the Company's wholly owned domestic subsidiaries (guarantor subsidiaries) and are secured by a pledge of 65% of the capital stock of Greenwich-Caledonian (non-guarantor subsidiary). Separate audited financial statements of each of the guarantor subsidiaries are not presented herewith because management has determined that they would not be material to investors. Condensed combined financial statements of the parent company, guarantor subsidiaries, and non-guarantor subsidiaries are presented in Note 18.

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

     1992 Stock Option Plan activity is shown below:

                                                                    YEAR ENDED SEPTEMBER 30,
               SHARES UNDER OPTION                                   1995              1996
                                                                    -------           -------
       Outstanding at beginning of period                           121,500           137,000
       Granted                                                       18,000           131,000
       Exercised                                                          -          (64,175)
       Canceled                                                     (2,500)           (5,250)
       Distributed as part of May 8, 1996 stock dividend                  -           186,125
                                                                    -------           -------
         Outstanding at end of period                               137,000           384,700
                                                                    =======           =======

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

     Aggregate future minimum lease payments under these noncancelable operating leases are as follows (dollars in thousands):

              YEAR ENDING SEPTEMBER 30,           AMOUNT
              -------------------------          -------
                        1997                      $7,896
                        1998                       7,078
                        1999                       6,283
                        2000                       5,501
                        2001                       5,289
              -------------------------          -------
              Total                              $32,047
              =========================          =======

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

     The following tables reflect the components of net pension expense and the funded status for the plan (in thousands):

                                                             FOR THE YEAR ENDED
                                                             SEPTEMBER 30, 1996
                                                             ------------------
       Service cost - benefits earned during the year              $416
       Interest cost on projected benefit obligation                659
       Actual return on plan assets                                (677)
       Net amortization and deferral                               (219)
                                                                   ----
                                                                   $179
       Net pension expense                                         ====

                                                             AS OF SEPTEMBER 30,
     FUNDED STATUS                                                   1996
                                                             -------------------
     Plan assets at fair value                                     $29,141
                                                                   -------
     Actuarial present value of benefit obligations:
          Vested benefits                                           19,010
          Nonvested benefits                                           202
                                                                   -------
          Accumulated benefit obligation                            19,212
        Additional benefits based on projected future
          salary increases                                           7,306
                                                                   -------
     Projected benefit obligation                                   26,518
                                                                   -------
     Plan assets greater than projected benefit obligation           2,623
     Unrecognized net (gains)                                      (1,099)
     Unrecognized prior service cost                                    19
                                                                   -------
     Prepaid pension expense                                        $1,543
                                                                   =======

     The following table sets forth the year end actuarial assumptions used in the accounting for the plan:

       Discount rate for determining projected benefit obligation       8.25%
       Rate of increase in compensation levels                          5.75%
       Expected long-term rate of return on plan assets                 9.50%

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

     The Company operates in the aviation industry and reports its activities as one business segment. The Company's foreign sales and pretax earnings emanate entirely from its repair facility in Prestwick, Scotland. There were no foreign operations prior to 1996. Financial information by geographic area follows (in thousands):

                                                                   1996
                                                                  -------
       Net sales:
            United States                                         331,824
            United Kingdom                                         66,089
                                                                  -------
       Operating profit:
            United States                                          27,663
            United Kingdom                                          4,261
                                                                  -------
       Identifiable assets:
            United States                                         434,815
            United Kingdom                                        190,265
                                                                  -------


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

     The following table sets forth the assets (liabilities) related to the long-term engine maintenance contracts as of September 30:

     (IN THOUSANDS)                               1995             1996
                                                --------          -------
     Current deferred receivable                                  $3,329
     Current deferred cost                                         4,404
     Long-term deferred cost                                       4,275
     Current deferred charge (revenue)           ($1,853)           (953)
     Long-term deferred charge (revenue)                          (1,032)


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


18.  GUARANTOR SUBSIDIARIES

     In June 1996, the Company issued $160 million principal amount of 10 1/2% Senior Notes due 2006 (the "Notes", see Note 10). The Notes are guaranteed by certain of the Company's subsidiaries in the manner described below. Each subsidiary guarantor unconditionally guarantees, jointly and severally, to be liable for the Company's obligations under the Notes.

     The Notes are jointly and severally guaranteed on a senior, unsecured basis by each of the Company's domestic subsidiaries and are secured on a pari passu basis with the indebtedness under the Company's senior credit facility by a pledge of 65% of the capital stock of Greenwich-Caledonian Limited, a wholly-owned subsidiary of the Company. Notwithstanding the ranking of the Notes, the Company has additional outstanding indebtedness under a revolving credit facility and various fixed term loans. The Notes will effectively be subordinated to this additional indebtedness to the extent that the additional indebtedness is secured by the assets of the guarantor subsidiaries.

The following condensed consolidating information presents condensed financial statements as of September 30, 1995 and 1996 and for the years ended September 30, 1994, 1995 and 1996 of:

         (a) the Company on a parent company only basis (carrying its investments in the subsidiaries under the equity method),
         (b)   the Guarantor Subsidiaries,
         (c)   the Non-Guarantor Subsidiary,
         (d) elimination entries necessary to consolidate the Parent Company and its subsidiaries, and
         (e)   the Company on a consolidated basis.


GREENWICH AIR SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET                                               NON-
SEPTEMBER 30, 1995                                 PARENT        GUARANTOR       GUARANTOR
(DOLLARS IN THOUSANDS)                             COMPANY      SUBSIDIARIES     SUBSIDIARY     ELIMINATIONS    CONSOLIDATED
                                               -------------  --------------  --------------  --------------  --------------
ASSETS
Current Assets:
  Cash                                               $     96         $    84              $0        $      0        $    180
  Accounts receivable                                  21,159          14,017                                          35,176
  Inventories                                          86,778          34,155                                         120,933
  Prepaid expenses and other current assets               157           1,110                                           1,267
                                                -------------  --------------  --------------  --------------  --------------
Total current assets                                  108,190          49,366               0               0         157,556
                                                -------------  --------------  --------------  --------------  --------------
Property, Plant and Equipment                           9,240          16,418                                          25,658
Deferred financing costs and other assets               1,825             581                                           2,406
Investments in and advances to subsidiaries            21,787               0                        (21,787)               0
                                                -------------  --------------  --------------  --------------  --------------
Total Assets                                         $141,042         $66,365              $0       ($21,787)        $185,620
                                                =============  ==============  ==============  ==============  ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                    $25,805         $11,879              $0              $0         $37,684
  Accrued expenses and current portion of
    long term liabilities                               7,059           9,043                                          16,102
  Customer deposits and deferred revenues              11,527           4,148                                          15,675
  Income taxes payable                                (1,165)           1,431                                             266
Total current liabilities                              43,226          26,501               0               0          69,727
                                                -------------  --------------  --------------  --------------  --------------
Deferred Income Taxes                                   4,840               0                                           4,840
Equity of and advances from parent                          0          21,787                        (21,787)               0
Other Liabilities                                       8,778           1,044                                           9,822
Long Term Debt                                         38,459          11,927                                          50,386
Senior Notes                                                0               0                                               0
Convertible Subordinated Debentures                    14,057               0                                          14,057
Stockholders' Equity                                   31,682           5,106                                          36,788
                                                -------------  --------------  --------------  --------------  --------------
Total Liabilities and Stockholders' Equity           $141,042         $66,365              $0       ($21,787)        $185,620
                                                =============  ==============  ==============  ==============  ==============


GREENWICH AIR SERVICES, INC. AND SUBSIDIARIES


CONDENSED CONSOLIDATING BALANCE SHEET                                               NON-
SEPTEMBER 30, 1996                                 PARENT        GUARANTOR       GUARANTOR
(DOLLARS IN THOUSANDS)                             COMPANY      SUBSIDIARIES     SUBSIDIARY     ELIMINATIONS    CONSOLIDATED
                                                -------------  --------------  --------------  --------------  --------------
ASSETS
Current Assets:
  Cash                                               $    219        $    109        $      6       $       0        $    334
  Accounts receivable                                  45,472          60,067          33,862                         139,401
  Inventories                                          94,880         120,136         102,997                         318,013
  Prepaid expenses and other current assets             (205)          16,435           3,774                          20,004
                                                -------------  --------------  --------------  --------------  --------------
Total current assets                                  140,366         196,747         140,639               0         477,752
                                                -------------  --------------  --------------  --------------  --------------
Property, Plant and Equipment                          10,920          74,339          49,626                         134,885
Deferred financing costs and other assets               8,075           4,368               0                          12,443
Investments in and advances to subsidiaries           247,174               0               0       (247,174)               0
                                                -------------  --------------  --------------  --------------  --------------
Total Assets                                         $406,535        $275,454        $190,265      ($247,174)        $625,080
                                                =============  ==============  ==============  ==============  ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                    $27,041         $53,155         $26,360              $0        $106,556
  Accrued expenses and current portion
    of long term liabilities                           17,693          36,598          13,924                          68,215
  Customer deposits and deferred revenues              13,981           5,549           2,382                          21,912
  Income taxes payable                                  (251)           2,730           4,995                           7,474
Total current liabilities                              58,464          98,032          47,661               0         204,157
                                                -------------  --------------  --------------  --------------  --------------
Deferred Income Taxes                                   1,523          11,484           9,993                          23,000
Equity of and advances from parent                          0         121,234          54,348       (175,582)               0
Other Liabilities                                      11,300          14,210               0                          25,510
Long Term Debt                                         44,973          21,060           4,818                          70,851
Senior Notes                                          160,000               0               0                         160,000
Convertible Subordinated Debentures                     2,515               0               0                           2,515
Stockholders' Equity                                  127,760           9,434          73,445        (71,592)         139,047
                                                -------------  --------------  --------------  --------------  --------------
Total Liabilities and Stockholders' Equity           $406,535        $275,454        $190,265      ($247,174)        $625,080
                                                =============  ==============  ==============  ==============  ==============


GREENWICH AIR SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF INCOME                                         NON-
FOR THE YEAR ENDED SEPTEMBER 30, 1994              PARENT        GUARANTOR       GUARANTOR
(DOLLARS IN THOUSANDS)                             COMPANY      SUBSIDIARIES     SUBSIDIARY     ELIMINATIONS    CONSOLIDATED
                                                -------------  --------------  --------------  --------------  --------------

Net Sales                                             $76,315         $29,580                          ($662)        $105,233
Cost of Sales                                          65,012          23,623                           (662)          87,973
                                                -------------  --------------  --------------  --------------  --------------
Gross Profit                                           11,303           5,957               0               0          17,260
Selling, General and Administrative Expenses            5,686           1,320                                           7,006
                                                -------------  --------------  --------------  --------------  --------------
Income from Operations                                  5,617           4,637               0               0          10,254
Nonoperating (Income) Expense:                                                                                              0
   Interest expense                                     3,479           1,280                                           4,759
   Other (income) expense                               (229)             158                                            (71)
                                                -------------  --------------  --------------  --------------  --------------
       Total nonoperating expenses                      3,250           1,438               0               0           4,688
                                                -------------  --------------  --------------  --------------  --------------
Income Before Provision for Income Taxes                2,367           3,199               0               0           5,566
Provision for Income Taxes                                934           1,286                                           2,220
                                                -------------  --------------  --------------  --------------  --------------
Net Income                                             $1,433          $1,913              $0              $0          $3,346
                                                =============  ==============  ==============  ==============  ==============


GREENWICH AIR SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME                                          NON-
FOR THE YEAR ENDED SEPTEMBER 30, 1995               PARENT        GUARANTOR       GUARANTOR
(DOLLARS IN THOUSANDS)                             COMPANY      SUBSIDIARIES     SUBSIDIARY     ELIMINATIONS    CONSOLIDATED
                                                  ---------     ------------     ----------     ------------    ------------
Net Sales                                         $ 123,956       $  75,627       $       0      ($  3,264)      $ 196,319
Cost of Sales                                       106,069          62,152                         (3,264)        164,957
                                                  ---------       ---------       ---------      ---------       ---------
Gross Profit                                         17,887          13,475               0              0          31,362
Selling, General and Administrative Expenses          8,013           5,624                                         13,637
                                                  ---------       ---------       ---------      ---------       ---------
Income from Operations                                9,874           7,851               0              0          17,725
Nonoperating (Income) Expense:                            0
   Interest expense                                   4,994           2,956                                          7,950
   Other (income) expense                               (52)           (339)                                          (391)
                                                  ---------       ---------       ---------      ---------       ---------
       Total nonoperating expenses                    4,942           2,617               0              0           7,559
                                                  ---------       ---------       ---------      ---------       ---------
 ncome Before Provision for Income Taxes              4,932           5,234               0              0          10,166
Provision for Income Taxes                            1,763           2,201                                          3,964
                                                  ---------       ---------       ---------      ---------       ---------
Net Income                                        $   3,169       $   3,033       $       0      $       0       $   6,202
                                                  =========       =========       =========      =========       =========

GREENWICH AIR SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF INCOME                                          NON-
FOR THE YEAR ENDED SEPTEMBER 30, 1996               PARENT        GUARANTOR        GUARANTOR
(DOLLARS IN THOUSANDS)                             COMPANY      SUBSIDIARIES       SUBSIDIARY    ELIMINATIONS    CONSOLIDATED
                                                  ---------     ------------      -----------    ------------    ------------
Net Sales                                         $ 158,792       $ 181,014       $  66,089       ($  7,982)      $ 397,913
Cost of Sales                                       135,176         157,733          58,029          (7,982)        342,956
                                                  ---------       ---------       ---------       ---------       ---------
Gross Profit                                         23,616          23,281           8,060               0          54,957
Selling, General and Administrative Expenses          9,974           9,260           3,799                          23,033
                                                  ---------       ---------       ---------       ---------       ---------
Income from Operations                               13,642          14,021           4,261               0          31,924
Nonoperating (Income) Expense:                            0
   Interest expense                                   4,717           6,301           1,636                          12,654
   Other (income) expense                              (191)            (17)           (296)                           (504)
                                                  ---------       ---------       ---------       ---------       ---------
       Total nonoperating expenses                    4,526           6,284           1,340               0          12,150
                                                  ---------       ---------       ---------       ---------       ---------
Income Before Provision for Income Taxes              9,116           7,737           2,921               0          19,774
Provision for Income Taxes                            3,663           3,252           1,066                           7,981
                                                  ---------       ---------       ---------       ---------       ---------
Net Income                                        $   5,453       $   4,485       $   1,855       $       0       $  11,793
                                                  =========       =========       =========       =========       =========


GREENWICH AIR SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS                                              NON-
FOR THE YEAR ENDED SEPTEMBER 30, 1994                          PARENT       GUARANTOR     GUARANTOR
(DOLLARS IN THOUSANDS)                                        COMPANY      SUBSIDIARIES   SUBSIDIARY   ELIMINATIONS  CONSOLIDATED
                                                             ---------     ------------   ----------   ------------  ------------
Net cash provided by operating activities                    ($ 2,691)      ($   650)      $      0      $      0      ($ 3,341)

Cash Flows from investing activities:
       Capital expenditures                                    (1,457)          (234)                                    (1,691)
       Acquisition of net assets                                    0        (41,072)                                   (41,072)
                                                             --------       --------       --------      --------      --------
       Net cash provided (used) by investing activities        (1,457)       (41,306)             0             0       (42,763)

Cash flows from financing activities:
       Net change in revolving credit facilities                   20         17,330                                     17,350
       Net cash transfers to (from) parent                    (18,384)        18,384                                          0
       Proceeds from issuance of long term debt                 8,000                                       8,000
       Repayments of long term debt                            (1,383)          (667)                                    (2,050)
       Issuance of common stock, net of expenses                8,666                                                     8,666
       Issuance of convertible subordinated debt               16,999                                                    16,999
       Deferred financing costs                                (1,121)          (700)                                    (1,821)
       Repayment of subordinated debt                          (1,000)                                                   (1,000)
       Cash dividends paid                                          0                                                         0
                                                             --------       --------       --------      --------      --------
       Net cash provided by financing activities                3,797         42,347              0             0        46,144
Net increase (decrease) in cash                                  (351)           391              0             0            40
Cash, beginning of period                                         430              0              0             0           430
                                                             --------       --------       --------      --------      --------
Cash, end of period                                          $     79       $    391       $      0      $      0      $    470
                                                             ========       ========       ========      ========      ========

GREENWICH AIR SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS                                              NON-
FOR THE YEAR ENDED SEPTEMBER 30, 1995                         PARENT        GUARANTOR      GUARANTOR
(DOLLARS IN THOUSANDS)                                        COMPANY      SUBSIDIARIES    SUBSIDIARY   ELIMINATIONS  CONSOLIDATED
                                                             --------      ------------    ----------   ------------  ------------
Net cash provided by operating activities                    $ 16,707       ($10,027)      $      0       $      0      $  6,680

Cash Flows from investing activities:

       Capital expenditures                                    (2,337)          (387)                                     (2,724)
       Acquisition of net assets                                                                                               0
                                                             --------       --------       --------       --------      --------
       Net cash provided (used) by investing activities        (2,337)          (387)             0              0        (2,724)

Cash flows from financing activities:

       Net change in revolving credit facilities               (9,606)         8,958                                        (648)
       Net cash transfers to (from) parent                     (3,149)         3,149                                           0
       Repayments of long term debt                            (1,437)        (2,000)                                     (3,437)
       Purchase of treasury shares                               (217)                                                      (217)
       Proceeds from sale of treasury shares                      131                                                        131
       Deferred financing costs                                   (75)                                                       (75)
       Cash dividends paid                                                                                                     0
                                                             --------       --------       --------       --------      --------
       Net cash provided by financing activities              (14,353)        10,107              0              0        (4,246)
Net increase (decrease) in cash                                    17           (307)             0              0          (290)
Cash, beginning of period                                          79            391                                         470
                                                             --------       --------       --------       --------      --------
Cash, end of period                                          $     96       $     84       $      0       $      0      $    180
                                                             ========       ========       ========       ========      ========


GREENWICH AIR SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS                                         NON-
FOR THE YEAR ENDED SEPTEMBER 30, 1996                   PARENT       GUARANTOR       GUARANTOR
(DOLLARS IN THOUSANDS)                                  COMPANY     SUBSIDIARIES     SUBSIDIARY     ELIMINATIONS    CONSOLIDATED
                                                      ----------    ------------     ----------     ------------    ------------
Net cash provided by operating activities             ($  9,874)      $   4,805       ($  3,163)      $       0       ($  8,232)

Cash Flows from investing activities:
       Capital expenditures                              (2,596)         (1,310)            (50)                         (3,956)
       Acquisition of net assets                                                       (111,856)       (118,225)       (230,081)
                                                      ---------       ---------       ---------       ---------       ---------
       Net cash provided (used) by investing
         activities                                      (2,596)       (113,166)       (118,275)              0        (234,037)

Cash flows from financing activities:
       Net change in revolving credit facilities          8,329          10,468                                          18,797
       Net cash transfers to (from) parent             (225,641)         99,680         125,961                               0
       Repayments of long term debt                      (1,659)         (1,762)         (4,517)                         (7,938)
       Issuance of common stock, net of expenses         80,701                                                          80,701
       Issuance of senior notes                         160,000                                                         160,000
       Purchase of treasury shares                       (1,590)                                                         (1,590)
       Proceeds from sale of treasury shares                348                                                             348
       Deferred financing costs                          (8,237)                                                         (8,237)
       Issuance of shares under option and
         warrant transactions                               456                                                             456
       GCL merger                                             7                                                               7
       Cash dividends paid                                 (121)                                                           (121)
                                                      ---------       ---------       ---------       ---------       ---------
       Net cash provided by financing activities         12,593         108,386         121,444               0         242,423
Net increase (decrease) in cash                             123              25               6               0             154
Cash, beginning of period                                    96              84               0                             180
                                                      ---------       ---------       ---------       ---------       ---------
Cash, end of period                                   $     219       $     109       $       6       $       0       $     334
                                                      =========       =========       =========       =========       =========


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

Deloitte & Touche
Chartered Accountants
Glasgow, Scotland

December 19, 1996

GREENWICH CALEDONIAN, LTD.
BALANCE SHEET
SEPTEMBER 30, 1996
(Dollars in Thousands)

ASSETS
Current Assets:
  Cash                                                                $      6
  Accounts receivable                                                   33,862
  Inventories                                                          102,997
  Prepaid expenses and other current assets                              3,774
                                                                      --------
Total current assets                                                   140,639
                                                                      --------
Property, Plant and Equipment                                           49,626
                                                                      --------
Total Assets                                                          $190,265
                                                                      ========
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
  Accounts payable                                                    $ 26,360
  Accrued expenses and current portion of long-term liabilities         13,924
  Customer deposits and deferred revenues                                2,382
  Income taxes payable                                                   4,995
                                                                      --------
Total current liabilities                                               47,661
                                                                      --------
Deferred Income Taxes                                                    9,993
Borrowing Facility                                                       4,818
Due to Greenwich                                                        54,348
Stockholder's Equity:

  Common stock                                                          23,632
  Capital in excess of par value                                        47,958
  Retained earnings                                                      1,855
                                                                      --------
Total stockholder's equity                                              73,445
                                                                      --------
Total Liabilities and Stockholder's Equity                            $190,265
                                                                      ========

See notes to financial statements.

GREENWICH CALEDONIAN, LTD.
STATEMENT OF INCOME
FOR THE PERIOD OF JUNE 11 TO SEPTEMBER 30, 1996
(Dollars in Thousands)

Net Sales                                                       $ 66,089
Cost of Sales                                                     58,029
                                                                --------
Gross Profit                                                       8,060
Selling, General and Administrative Expenses                       3,799
                                                                --------
Income from Operations                                             4,261
Nonoperating (Income) Expense:
       Interest Expense                                            1,636
       Other (income) / expense, net                                (296)
                                                                --------
Total Nonoperating (Income) Expenses                               1,340
                                                                --------

Income Before Provision for Income Taxes                           2,921
Provision for Income Taxes                                         1,066
                                                                --------
Net Earnings                                                    $  1,855
                                                                ========
See notes to financial statements


GREENWICH CALEDONIAN, LTD.
STATEMENT OF STOCKHOLDER'S EQUITY
FOR THE PERIOD OF JUNE 11 TO SEPTEMBER 30, 1996
(Dollars in Thousands)


                               COMMON STOCK          CAPITAL IN
                         -----------------------      EXCESS OF     RETAINED
                           SHARES        AMOUNT       PAR VALUE      EARNINGS       TOTAL
                         ----------    ----------    ----------    ----------    ----------
At June 11, 1996         23,069,272    $   23,632    $   47,958    $        0    $   71,590
Net Earnings                                                            1,855         1,855
                         ----------    ----------    ----------    ----------    ----------
At September 30, 1996    23,069,272    $   23,632    $   47,958    $    1,855    $   73,445
                         ==========    ==========    ==========    ==========    ==========

See notes to financial statements.

GREENWICH CALEDONIAN, LTD.
STATEMENT OF CASH FLOWS
FOR THE PERIOD OF JUNE 11 TO SEPTEMBER 30, 1996
(Dollars in Thousands)

Cash flows from operating activities:
Net earnings                                             $  1,855
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
    Depreciation and amortization                           1,554
    Provision for doubtful accounts receivable                128
    Changes in assets and liabilities:
      Accounts receivable                                  16,716
      Inventories                                         (29,769)
      Prepaid expenses & other current assets              (2,766)
      Accounts payable                                      3,394
      Accrued expenses and deferred revenues                5,743
      Income taxes payable                                  1,016
      Deferred income taxes payable                        (1,034)
                                                         --------
      Net cash (used) by operating activities              (3,163)
                                                         --------
Cash flows from investing activities:
    Capital expenditures                                      (50)
                                                         --------
      Net cash (used) by investing activities                 (50)
                                                         --------
Cash flows from financing activities:
    Net change in borrowing facility                       (4,517)
    Net change in due to Greenwich                          7,730
                                                         --------
      Net cash provided by financing activities             3,213
                                                         --------
Net (decrease) increase in cash                              --
Cash, beginning of period                                       6
                                                         --------
Cash, end of period                                      $      6
                                                         ========

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

As a result of the Greenwich acquisition, the net assets of Greenwich-Caledonian were recorded as follows as of June 11, 1996 (Amounts in thousands):

Current assets                           $ 124,949
Property, plant and equipment               51,129
Accounts payable and accrued expenses      (37,508)
Deferred taxes                             (11,027)
Assumed indebtedness                       (55,953)
                                         ---------
Net purchase price                       $  71,590
                                         =========

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

NOTE 3 - TRANSACTIONS WITH GREENWICH

GENERAL AND ADMINISTRATIVE SERVICES - Greenwich provides certain corporate general and administrative services to Greenwich- Caledonian, including legal, treasury, human resources and finance, among others. Costs related to these services were allocated to Greenwich-Caledonian on a basis that approximated the proportional share of the usage of the actual services provided and a representative share of certain corporate fixed expenses. Management believes these allocations are reasonable. Total allocated expenses included in "Selling, General and Administrative Expenses" in the accompanying Statement of Income were $1,194,000 for the period of June 11 to September 30, 1996.

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

NOTE 4 - ACCOUNTS RECEIVABLE AND INVENTORIES

Accounts receivable as of September 30, 1996, consisted of the following (dollars in thousands):

     Trade receivables                               $34,872
     Less:  Allowance for doubtful accounts            1,010
                                                     -------
              Total accounts receivable              $33,862
                                                     =======


Inventories as of September 30, 1996, consisted of the following (dollars in thousands):

     Parts                                          $ 63,202
     Engines                                           4,986
     Work in process                                  33,139
     Inventories substantially applicable to
     long-term programs                                1,670
                                                    --------
     Total                                          $102,997
                                                    ========

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of September 30, 1996, consisted of the following (dollars in thousands):

     Machinery and equipment                        $28,252
     Land, buildings, and improvements               16,458
     Other property and equipment                     2,415
     Capital projects in progress                     4,055
                                                    -------
     Total                                           51,180
     Less accumulated depreciation and
     amortization                                     1,554
                                                    -------
     Property, plant and equipment                  $49,626
                                                    =======

Depreciation and amortization expense for property, plant and equipment for the period of June 11 to September 30, 1996, approximated $1,554,000.

NOTE 6 - ACCRUED EXPENSES

Accrued expenses as of September 30, 1996, consisted of the following (dollars in thousands):

     Accrued payroll and related expenses            $2,624
     Accrued outside service costs                    6,571
     Other accrued expenses                           2,820
     Reserve for warranty costs                       1,909
                                                    -------
     Total                                          $13,924
                                                    =======

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

NOTE 8 - INCOME TAXES

The components of the provision for income taxes for the period of June 11 to September 30, 1996 are as follows (dollars in thousands):

Current tax expense                           $ 2,838
Deferred tax benefit                           (1,772)
                                              -------
Provision for income taxes                    $ 1,066
                                              =======


A reconciliation of expected statutory tax expense (benefit) using the statutory tax rate to the provision for income taxes is as follows:

Expected statutory tax expense (benefit)        33.0%
Meals and entertainment                          1.8%
Miscellaneous items, net                         1.7%
                                                ----
Provision for income taxes                      36.5%
                                                ====


The significant temporary differences which gave rise to deferred income taxes as of September 30, 1996 were as follows:

(IN THOUSANDS)

Deferred income tax assets:
   Accounts receivable                           $    783
   Other items                                         27
                                                 --------
Deferred income tax assets                            810
                                                 --------
Deferred income tax liabilities:
   Property and equipment basis differences         9,993
   Other items                                         72
                                                 --------
Deferred income tax liabilities                    10,065
                                                 --------
Net deferred income tax liability                ($ 9,255)
                                                 ========

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

The following tables reflect the components of net pension expense and the funded status for the plan (in thousands):

                                                             FOR THE PERIOD OF
                                                                 JUNE 11 TO
                                                             SEPTEMBER 30, 1996
                                                             ------------------

Service cost - benefits earned during the year                     $ 416
Interest cost on projected benefit obligation                        659
Actual return on plan assets                                       (677)
Net amortization and deferral                                      (219)
                                                                   -----
Net pension expense                                                $ 179
                                                                   =====

                                                            AS OF SEPTEMBER 30,
FUNDED STATUS                                                     1996
-------------                                              --------------------
Plan assets at fair value                                       $ 29,141
                                                                --------
Actuarial present value of benefit obligations:
     Vested benefits                                              19,010
     Nonvested benefits                                              202
                                                                --------
     Accumulated benefit obligation                               19,212
   Additional benefits based on projected future salary
     increases                                                     7,306
                                                                --------
 Projected benefit obligation                                     26,518
                                                                --------
Plan assets greater than projected benefit obligation              2,623
Unrecognized net (gains)                                          (1,099)
Unrecognized prior service cost                                       19
                                                                --------
Prepaid pension expense                                         $  1,543
                                                                ========

The following table sets forth the year end actuarial assumptions used in the accounting for the plan:

     Discount rate for determining projected benefit obligation       8.25%
     Rate of increase in compensation levels                          5.75%
     Expected long-term rate of return on plan assets                 9.50%

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

NOTE 13 - OTHER INFORMATION

Greenwich-Caledonian operates in the aviation industry and reports its activities as one business segment.

Net sales by geographic area for the period of June 11 to September 30, 1996, were as follows (in thousands):

Export sales:
     North America              $30,496
     Europe                      12,120
     Other                       14,961
                                -------
                                 57,577
United Kingdom                    8,512
                                -------
                                $66,089
                                =======

Sales to customers that represent 10% or more of Greenwich-Caledonian's sales for the period of June 11 to September 30, 1996, were as follows:

Continental Airlines             25.1%
Federal Express                  11.1%
                                 ----

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

PRICE WATERHOUSE
Chartered Accountants
GLASGOW, SCOTLAND

December 16, 1996

                                 AVIALL LIMITED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                            YEARS ENDED NOVEMBER         PERIOD FROM
                                                    30,                  DECEMBER 1,
                                           ---------------------             1995
                                              1994          1995       TO JUNE 10, 1996
                                           ---------     ---------     ----------------

Net sales                                  $ 204,505     $ 217,120         $ 124,448
Cost of sales                                178,224       193,736           112,221
                                           ---------     ---------         ---------
Gross profit                                  26,281        23,384            12,227
Operating and other expenses:
   Selling and administrative expenses        12,099         9,784             6,247
   Nonrecurring charges                         --            --               2,764
   Interest expense                            6,080         7,143             3,079
                                           ---------     ---------         ---------
                                              18,179        16,927            12,090
                                           ---------     ---------         ---------
Earnings before income taxes                   8,102         6,457               137
Provision for income taxes                     2,825         2,714               770
                                           ---------     ---------         ---------
Net earnings (loss)                        $   5,277     $   3,743             ($633)
                                           ---------     ---------         ---------

See accompanying notes to consolidated financial statements.

                                 AVIALL LIMITED
                           CONSOLIDATED BALANCE SHEET
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             NOVEMBER 30,
                                                                1995
                                                             ------------
ASSETS
Current assets:
   Cash                                                       $    359
   Receivables                                                  63,815
   Inventories                                                  74,049
   Prepaid expenses and other current assets                     1,313
                                                              --------
Total current assets                                           139,536
                                                              --------
Property, plant and equipment                                   51,650
Intangible assets                                               20,649
                                                              --------
Total assets                                                   211,835
                                                              --------
Liabilities And Shareholder's Equity
Current liabilities:
   Current portion of long-term debt                            10,117
   Accounts payable                                             46,198
   Accrued expenses                                              6,866
                                                              --------
Total current liabilities                                       63,181
                                                              --------
Long-term debt                                                   7,392
Due to Aviall                                                   39,454
Deferred income taxes                                           11,886
Shareholder's equity (includes A Ordinary Shares
   of(pound) 1.00 par value with shares outstanding
   at November 30, 1995 - 1,000,000 and B Ordinary
   Shares of $1.00 par value with shares
   outstanding at November 30, 1995 - 22,069,272)               89,922
                                                              --------
Total liabilities and shareholder's equity                    $211,835
                                                              --------

See accompanying notes to consolidated financial statements.

                                 AVIALL LIMITED
                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                             (DOLLARS IN THOUSANDS)


                                     ADDITIONAL
                          COMMON      PAID-IN      RETAINED
                           STOCK       CAPITAL      EARNINGS      TOTAL
                         --------    ----------    --------      --------

At November 30, 1993     $ 23,632     $ 30,399     $ 26,871      $ 80,902
Net earnings                 --           --          5,277         5,277
                         --------     --------     --------      --------
At November 30, 1994       23,632       30,399       32,148        86,179
Net earnings                 --           --          3,743         3,743
                         --------     --------     --------      --------
At November 30, 1995       23,632       30,399       35,891        89,922
Net loss                     --           --           (633)         (633)
                         --------     --------     --------      --------
At June 10, 1996         $ 23,632     $ 30,399     $ 35,258      $ 89,289
                         --------     --------     --------      --------

See accompanying notes to consolidated financial statements.

                                 AVIALL LIMITED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                  YEARS ENDED NOVEMBER      PERIOD FROM
                                                          30,                DECEMBER 1,
                                                -----------------------         1995
                                                  1994           1995     TO JUNE 10, 1996
                                                --------      ---------   ----------------
Cash flows from operating activities:
   Net earnings (loss)                          $  5,277      $  3,743         ($633)
   Nonrecurring charges                             --            --           2,764
   Depreciation and amortization                   5,435         5,634         3,036
   Deferred income taxes                             240           (52)         (991)
   Changes in:
     Receivables                                  (7,351)      (14,746)       11,457
     Inventories                                  (7,233)       13,257           821
     Accounts payable                              5,331        12,228       (17,108)
     Accrued expenses                              5,231         1,568         2,974
     Other, net                                      181          (661)       (1,295)
                                                --------      --------      --------
                                                   7,111        20,971         1,025
                                                --------      --------      --------
Cash flows from investing activities:
   Capital expenditures                           (6,821)       (8,092)       (1,203)
   Sales of property, plant and equipment            148           150           109
   Other, net                                         44           (27)         --
                                                --------      --------      --------
                                                  (6,629)       (7,969)       (1,094)
                                                --------      --------      --------
Cash flows from financing activities:
   Net increase (decrease) in Due to Aviall        5,986       (12,176)        7,906
   Net change in overdraft facility                 (527)        3,224         4,945
   Debt repaid                                    (5,041)       (5,446)      (13,135)
                                                --------      --------      --------
                                                     418       (14,398)         (284)
                                                --------      --------      --------
Change in cash                                       900        (1,396)         (353)
Cash, beginning of year                              855         1,755           359
                                                --------      --------      --------
Cash, end of year                                  1,042           359             6
                                                --------      --------      --------
Cash paid for interest and income taxes:
   Interest                                        2,740         2,068         1,172
   Income taxes                                 $    596      $  1,665          --

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

                                             NOVEMBER 30,       JUNE 10,
                                           ----------------
                                            1994       1995       1996
                                           -----      -----     --------
Balance at beginning of period             $ 677      $ 644      $ 252
Provision for doubtful accounts              125        168       (138)
Write-off of doubtful accounts, net of
  recoveries                                (158)      (560)         8
                                           -----      -----      -----
Balance at end of period                   $ 644      $ 252      $ 122
                                           -----      -----      -----

NOTE 6 - INVENTORIES                                 NOVEMBER 30,
                                                        1995
(IN THOUSANDS)                                      ------------

Repair parts                                           $ 64,353
Work-in-process                                          12,521
Distribution parts                                          488
                                                       --------
                                                         77,362
Reserves for excess and obsolete inventories             (3,313)
                                                       --------
                                                       $ 74,049
                                                       --------

The following is a summary of the reserve for excess and obsolete inventories (in thousands):
                                                   NOVEMBER 30,        JUNE 10,
                                               -------------------
                                                 1994       1995         1996
                                               -------     -------     --------
Balance at beginning of period                 $ 2,014     $ 3,220     $ 3,313
Provision for excess and obsolete inventory      1,557         423         914
Write-off of excess and obsolete inventory        (351)       (330)         (4)
                                               -------     -------     -------
Balance at end of period                       $ 3,220     $ 3,313     $ 4,223
                                               -------     -------     -------

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT
                                                     NOVEMBER 30,
(IN THOUSANDS)                                          1995
                                                     ------------
Land                                                   $    461
Buildings and improvements                               18,241
Machinery and equipment                                  49,452
Rental engines                                           11,320
Capital projects in progress                              4,202
                                                       --------
                                                         83,676
Accumulated depreciation                                (32,026)
                                                       --------
                                                       $ 51,650
                                                       --------

NOTE 8 - ACCRUED EXPENSES
                                                     NOVEMBER 30,
(IN THOUSANDS)                                          1995
                                                     ------------
Salaries, wages and benefits                           $1,187
Current income taxes                                    1,516
Other                                                   4,163
                                                       ------
                                                       $6,866
                                                       ------

NOTE 9 - DEBT

     The Company's financing was provided primarily by Aviall's credit facilities. In addition, the Company had borrowings directly from financial institutions in the United Kingdom. The Company's credit facilities consisted of
(1) two ten-year amortizing unsecured term loans with the EIB payable semiannually through 1996 ("Loans A and B"); (2) a ten-year amortizing unsecured term loan with the EIB payable semiannually through 1998 ("Loan C"); and (3) a (pound)4.0 million unsecured overdraft facility with a bank payable on demand (the "Overdraft Facility"). The EIB loans could be prepaid with penalties based on interest rates prevailing as of the prepayment date. The interest rates on Loan A and Loan B were 7% and 7.5%, respectively, and the interest rate on Loan C was 9.3%. Borrowings under the Overdraft Facility bear interest at LIBOR plus 1.625%.

                                                            NOVEMBER 30,
(IN THOUSANDS)                                                  1995
                                                            ------------
Loans A and B                                                $  2,721
Loan C                                                         10,414
Overdraft Facility and other outstanding checks                 4,374
                                                             --------
                                                               17,509
Less current portion                                          (10,117)
                                                              -------
                                                             $  7,392
                                                             --------

     The EIB loans were repaid by Aviall prior to the closing of the transaction described in Note 1. At November 30, 1995, the estimated fair value of the Company's debt approximated the outstanding net book value.

NOTE 10 - INCOME TAXES

                                          YEARS ENDED
                                          NOVEMBER 30,         PERIOD FROM
                                     --------------------   DECEMBER 1, 1995
(IN THOUSANDS)                         1994         1995    TO JUNE 10, 1996
                                     -------      -------   -----------------
Current tax expense                  $ 2,585      $ 2,766       $ 1,761
Deferred tax expense (benefit)           240          (52)         (991)
                                     -------      -------       -------
Provision for income taxes           $ 2,825      $ 2,714       $   770
                                     -------      -------       -------

     A reconciliation of expected statutory tax expense using the statutory tax rate of 33% to actual tax expense follows (in thousands):

                                          YEARS ENDED
                                          NOVEMBER 30,         PERIOD FROM
                                     --------------------   DECEMBER 1, 1995
                                       1994         1995    TO JUNE 10, 1996
                                     -------      -------   ----------------
Expected statutory tax expense       $ 2,674      $ 2,131      $    45
Amortization of goodwill                 218          218          137
Meals and entertainment                   97          116           99
Tax settlement through 1993 with
  Inland Revenue                        --            --           222
Miscellaneous items, net                (164)         249          267
                                     -------       -------     -------
Actual tax expense                   $ 2,825      $ 2,714      $   770
                                     -------      -------      -------

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

     The following tables reflect the components of net pension expense and the funded status for the plan (in thousands):

Net Pension Expense                            YEARS ENDED
                                              NOVEMBER 30,        PERIOD FROM
                                           ------------------  DECEMBER 1, 1995
                                             1994       1995   TO JUNE 10, 1996
                                           -------    -------  ----------------
Service cost - benefits earned during
  the year                                 $ 2,332    $ 1,203      $   867
Interest cost on projected benefit
  obligation                                 1,344      1,585          978
Actual return on plan assets                   390     (2,993)      (1,886)
Net amortization and deferral               (3,005)     1,131          666
                                           -------    -------      -------
Net pension expense                        $ 1,061        926          625
                                           -------    -------      -------


FUNDED STATUS                                                      NOVEMBER 30,
                                                                       1995
                                                                   ------------
Plan assets at fair value                                            $23,607
                                                                     -------
Actuarial present value of benefit obligations:
   Vested benefits                                                    16,819
   Nonvested benefits                                                    178
                                                                     -------
   Accumulated benefit obligation                                     16,997
   Additional benefits based on projected future salary increases      6,464
                                                                     -------
Projected benefit obligation                                          23,461
                                                                     -------
Plan assets greater than projected benefit obligation                    146
Unrecognized net losses                                                  876
Unrecognized prior service cost                                           20
                                                                     -------
Prepaid pension expense                                              $ 1,042
                                                                     -------

     The following table sets forth the year end actuarial assumptions used in the accounting for the plan:

                                                               NOVEMBER 30,
                                                                  1995
                                                               ------------
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

                              YEARS ENDED
                               NOVEMBER 30,         PERIOD FROM
                       -----------------------  DECEMBER 1, 1995
                         1994           1995    TO JUNE 10, 1996
                       --------       --------  ----------------
Export sales:
   North America       $125,668       $111,889       $ 64,589
   Europe                15,546         23,620         17,216
   Other                 32,376         43,942         31,461
                       --------       --------       --------
                        173,590        179,451        113,266
                       --------       --------       --------
United Kingdom           30,915         37,669         11,182
                       --------       --------       --------
                       $204,505       $217,120       $124,448
                       --------       --------       --------