Form 10-Q
period 1997-06-30
GREENWICH AIR SERVICES INC
filed 1997-08-14
CIK 891461

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                         COMMISSION FILE NUMBER 0-22706


                          GREENWICH AIR SERVICES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

        DELAWARE                                         58-1758941
-------------------------------              ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

    P.O. BOX 522187, MIAMI, FLORIDA                        33152
  4590 NW 36TH STREET, MIAMI, FLORIDA                      33122
---------------------------------------                   --------
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

                        Yes [X]            No [ ]

The number of shares outstanding of each class of the issuer's Common Stock as of August 11, 1997 were:

       Class A common stock, $0.01 par value (NASDAQ: GASIA) - 7,044,198 shares Class B common stock, $0.01 par value (NASDAQ: GASIB) - 9,798,162 shares.

                  GREENWICH AIR SERVICES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        PAGE NO.

PART I                  FINANCIAL INFORMATION:

     Consolidated Balance Sheets as of June 30, 1997 (unaudited)
       and September 30, 1996 .............................................   3

     Consolidated Statements of Income for the three months
       and nine months ended June 30, 1997 and 1996 (unaudited) ...........   4

     Consolidated Statements of Cash Flows for the three months
       and nine months ended June 30, 1997 and 1996 (unaudited)............   5

     Notes to Consolidated Financial Statements (unaudited) ...............   6

     Management's Discussion and Analysis of Financial Condition
       and Results of Operations ..........................................   9


PART II                 OTHER INFORMATION:

     Item 4      Submission of Matters to a Vote of Security Holders......    12

     Item 5      Other Information .......................................    12

     Item 6      Exhibits and Reports on Form 8-K ........................    12



                          PART I. FINANCIAL INFORMATION


                  GREENWICH AIR SERVICES, INC, AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1997 AND SEPTEMBER 30, 1996

                                                                  JUNE 30,
                                                                    1997       SEPTEMBER 30,
                                                                 (UNAUDITED)       1996
                                                                 ------------  -------------
ASSETS
Current Assets:
  Cash                                                            $      195    $      334
  Accounts receivable, less allowance of $4,266 in June 1997
    and $5,033 in September 1996                                     168,455       139,401
  Inventories                                                        371,813       318,013
  Prepaid expenses and other current assets                           14,555        20,004
                                                                  ----------    ----------
Total current assets                                                 555,018       477,752
                                                                  ----------    ----------
Property, plant and equipment                                        155,854       147,403
  Less accumulated depreciation                                      (20,426)      (12,518)
                                                                  ----------    ----------
Property, plant and equipment, net                                   135,428       134,885

Deferred financing costs, net                                          7,433         8,416

Other assets                                                          18,863         4,027
                                                                  ----------    ----------
TOTAL ASSETS                                                      $  716,742    $  625,080
                                                                  ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                $  105,364    $  106,556
  Accrued expenses and current portion of long term liabilities       78,550        68,215
  Customer deposits and deferred revenue                              30,287        21,912
  Income taxes payable                                                11,835         7,474
                                                                  ----------    ----------
Total current liabilities                                            226,036       204,157
Deferred income taxes payable                                         21,228        23,000
Other liabilities                                                      6,300        25,510
Long term debt                                                       144,766        69,710
Long term debt - WAL                                                       0         1,141
Senior notes                                                         160,000       160,000
Convertible subordinated debentures                                        0         2,515

Stockholders' Equity:
  Common stock                                                           168           163
  Capital in excess of par value                                     106,679       104,271
  Retained earnings                                                   51,914        35,658
  Treasury stock, at cost                                               (349)       (1,045)
                                                                  ----------    ----------
Total stockholders' equity                                           158,412       139,047
                                                                  ----------    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $  716,742    $  625,080
                                                                  ==========    ==========


SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



                  GREENWICH AIR SERVICES, INC, AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
               THREE AND NINE MONTHS ENDED JUNE 30, 1997 AND 1996



                                           THREE MONTHS ENDED JUNE 30,      NINE MONTHS ENDED JUNE 30,
                                           ----------------------------   ----------------------------
DOLLARS IN THOUSANDS                           1997            1996           1997            1996
                                           ------------    ------------   ------------    ------------
Net sales                                  $    220,375    $     99,601   $    609,038    $    218,226

Cost of sales                                   194,100          86,923        533,650         186,844
                                           ------------    ------------   ------------    ------------

Gross profit                                     26,275          12,678         75,388          31,382

Selling, general and
  administrative expense                          9,663           5,414         26,326          13,156
                                           ------------    ------------   ------------    ------------

Income from operations                           16,612           7,264         49,062          18,226
                                           ------------    ------------   ------------    ------------

Non-operating (income)
expense:

    Interest expense                              8,106           2,781         22,357           6,416

    Other (income) expense                         (703)             25           (820)             24
                                           ------------    ------------   ------------    ------------
        Total non-operating
        expense                                   7,403           2,806         21,537           6,440
                                           ------------    ------------   ------------    ------------

Income before provision for
  income taxes                                    9,209           4,458         27,525          11,786

Provision for income taxes                        3,638           1,739         10,872           4,647
                                           ------------    ------------   ------------    ------------

Net Income                                 $      5,571    $      2,719   $     16,653    $      7,139
                                           ============    ============   ============    ============

Earnings per share:

  Primary                                  $       0.33    $       0.20   $       0.98    $       0.56
  Fully diluted                            $       0.33    $       0.19   $       0.98    $       0.54

Weighted average number of common shares
  and common share equivalents:
  Primary                                    17,057,359      13,912,023     16,975,570      12,743,561
  Fully diluted                              17,066,286      14,431,775     17,027,810      13,330,165


SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                  GREENWICH AIR SERVICES, INC, AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                    NINE MONTHS ENDED JUNE 30, 1997 AND 1996

                                                                    NINE MONTHS ENDED JUNE 30,
                                                                   ---------------------------
                                                                       1997           1996
                                                                   ----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                         $   16,653    $    7,138
Adjustments to reconcile net income to net cash used by
    operating activities:
    Depreciation and amortization                                       8,856         2,763
    Changes in assets and liabilities:
        Accounts receivable                                           (29,054)      (29,433)
        Inventories                                                   (53,800)       13,749
        Prepaid expenses and other current assets                       5,449          (603)
        Other assets                                                  (14,836)         (302)
        Accounts payable                                               (1,192)      (10,736)
        Accrued expenses, customer deposits and deferred revenue       15,491         2,567
        Income taxes payable                                            4,361         1,330
        Deferred income taxes                                          (1,772)       (1,493)
        Other non-current liabilities                                 (19,210)       (1,000)
                                                                   ----------    ----------
    NET CASH USED BY OPERATING ACTIVITIES                             (69,054)      (16,020)
                                                                   ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                   (8,451)       (2,472)
Acquisition of Net Assets                                                          (226,937)
                                                                   ----------    ----------
    NET CASH USED BY INVESTING ACTIVITIES                              (8,451)     (229,409)
                                                                   ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in revolving credit facility                               79,479        28,037
Repayments of long term debt                                           (2,346)      (11,993)
Purchase of treasury shares                                              (140)         (703)
Proceeds from sale of treasury shares                                     616           452
Proceeds from issuance of common stock, net of expenses                              80,701
Proceeds from sale of senior notes                                                  160,000
Options exercised                                                          83           432
GCL merger                                                                                7
Cash dividends paid                                                      (201)         (120)
Financing Cost                                                           (125)      (10,727)
                                                                   ----------    ----------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                          77,366       246,086
                                                                   ----------    ----------
NET INCREASE (DECREASE) IN CASH                                          (139)          657
Cash, beginning of periods                                                334           180
                                                                   ----------    ----------
Cash, end of periods                                               $      195    $      837
                                                                   ----------    ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
    Interest                                                       $   24,173    $    5,604
    Taxes                                                          $    7,219    $    6,356


SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                  GREENWICH AIR SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                  JUNE 30, 1997


1.    STATEMENT OF INFORMATION
      The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes normally included in annual financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K for the year ended September 30, 1996. In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the balance sheets and statements of income and of cash flows for such interim periods presented. The results of operations for the three and nine months ended June 30, 1997 are not necessarily indicative of the results which may be expected for the entire fiscal year. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

      In February 1997, the FASB issued SFAS No. 128, EARNINGS PER SHARE. The statement is effective for financial statements for periods ending after December 15, 1997, and changes the method by which earnings per share will be determined. Adoption of this statement by the Company is not expected to have a material impact on earnings per share.

2.    INVENTORIES
      Inventories are comprised of the following:     June 30,    September 30,
          Amounts in thousands                         1997           1996
                                                     ---------    -------------
      Parts                                          $157,083        $136,424
      Engines                                          20,337          21,393
      Work in process                                 176,007         144,116
      Inventories substantially applicable
         to long-term programs                         18,386          16,080
                                                     ---------       --------
         TOTAL                                       $371,813        $318,013
                                                     =========       ========


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

      On October 2, 1996, Greenwich's Board of Directors authorized the redemption of all of the Company's outstanding 8% Convertible Subordinated Debentures, due 2000 (the "Debentures"). The redemption date was November 25, 1996. The redemption price was 100% of the principal amount plus any unpaid interest accrued to that date. The Debentures are convertible into Class A Common Stock at a conversion price of $5.85 per share. Prior to the redemption, during the nine months ended June 30, 1997, a total of $2,515,000 of the Debentures were converted into 429,904 shares of Class A common stock.

      On November 25, 1996, Greenwich's Board of Directors elected to declare a $.012 per share cash dividend to shareholders of record as of January 10, 1997. The cash dividend is payable on shares of both Class A and Class B Common Stock and was paid on January 30, 1997.

5.    OTHER STATEMENT OF CASH FLOWS INFORMATION
      During the nine months ended June 30, 1997, $2,515,000 of the Company's 8% Convertible Subordinated Debentures due 2000 were converted into 429,904 shares of Common Stock. Unamortized deferred issue costs applicable to the Debentures converted of approximately $160,000 were charged to additional paid in capital. The unamortized deferred issue costs are determined at the date of conversion.

6.    RELATED PARTY TRANSACTIONS
      During the nine months ended June 30, 1997, the Company purchased engine parts totaling $19,000, from a company affiliated through common ownership, and performed engine repair services totaling 1,214,000 for this same affiliate. In addition, during the nine months ended June 30, 1997, the Company also purchased engine parts totaling $41,000 from another company affiliated through common ownership.

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

      The Company announced on April 28, 1997 that the Antitrust Division of the Department of Justice had requested additional information relating to (a) the proposed acquisition of Greenwich by General Electric Company ("GE"), and (b) the proposed acquisition of UNC Incorporated ("UNC") by Greenwich (or by GE, if the GE acquisition of Greenwich has been completed). On July 1, 1997, the Company submitted its response to this request from the Department of Justice. On August 11, 1997, the Federal Trade Commission announced that the Department of Justice had approved the acquisition of UNC by either Greenwich or GE.

      In May, 1997, the Company was advised that Southwest Airlines Company had signed a letter of intent to enter into a long-term agreement with General Electric Engine Services, Inc. for the repair and overhaul of its CFM56 and JT8D engines, commencing in the second half of calendar 1997. Greenwich had been servicing a portion of those engines under an agreement with Southwest which expired at the end of 1996, and which had been renewed on an interim basis pending the results of competitive bidding for a new long-term agreement. In fiscal 1996, Southwest Airlines was one of the Company's five largest customers, but accounted for less than 5% of the Company's revenues. The Company does not believe that the loss of the Southwest contracts will have a material adverse effect on the Company's operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1997 AND 1996

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1996

Net sales for the third quarter of fiscal 1997 increased 121.2% to a record $220.4 million from third quarter 1996 sales of $99.6 million. The increase in net sales was primarily attributable to the inclusion of a full quarter of the operations of the commercial engine services operations in Texas and Scotland acquired from Aviall, Inc. on June 10, 1996, versus less than one month of operations in the third quarter of fiscal 1996. Also as a result of the Aviall acquisition, revenues from both commercial aviation engine services and government programs work were higher in the third quarter of fiscal 1997 than in the third quarter of fiscal 1996. Revenues from aeroderivative engine services, which includes power station installations, were lower for the third quarter of 1997 when compared to the third quarter of fiscal 1996, however these revenues were not affected by the acquisition.

Gross profit for the third quarter of fiscal 1997 increased to $26.3 million, or 11.9% of net sales, from $12.7 million, or 12.7% of net sales, for the same period last year, primarily as a result of the increase in net sales for the period. The decline in gross profit as a percentage of sales is primarily the result of work performed under certain long-term contracts assumed from Aviall that have not been generating margins as high as the Company's pre-acquisition operations, as well as a shift in product mix. Gross profit margins for the former Aviall operations in Texas and Scotland have been, and are expected to continue improving as the Company completes its integration plan, which is engineered to increase productivity, reduce turnaround times and eliminate duplicative expenses.

Selling, general and administrative expenses for the third quarter of fiscal 1997 increased to $9.7 million, or 4.4% of net sales, from $5.4 million, or 5.4% of net sales for the third quarter of fiscal 1996. The reduction in selling, general, and administrative expense as a percentage of net sales is primarily attributed to savings realized from the elimination of duplicative expenses as a result of the integration plan.

Interest expense for the third quarter of fiscal 1997 increased to $8.1 million, or 3.7% of net sales, from $2.8 million, or 2.8% of net sales for the third quarter of fiscal 1996, primarily due to the increase in outstanding borrowings under the Company's revolving credit facility (the "Credit Facility") and the issuance of the Senior Notes.

Other non-operating expenses for the third quarter decreased to ($0.7) million as a result of foreign currency translation adjustments related to the Company's holdings in Scotland.

As a result of the above factors, net income increased 104.9% to $5.6 million, or 2.5% of net sales for the third quarter of fiscal 1997, from $2.7 million, or 2.7% of net sales for the third quarter of fiscal 1996. Third quarter fiscal 1997 primary earnings per share increased to $0.33, as compared to $0.20 for the third quarter of fiscal 1996; and fully diluted earnings per share increased to $0.33 per share versus $0.19 per share for the third quarter of fiscal 1996. The number of primary and fully diluted shares outstanding in the third quarter of fiscal 1997 increased by 22.6% and 18.3%, respectively, as compared to the third quarter of fiscal 1996.

NINE MONTHS ENDED JUNE 30, 1997 COMPARED WITH NINE MONTHS ENDED JUNE 30, 1996

Net sales increased $390.8 million or 179.1% to a record $609.0 million in the first nine months of fiscal 1997 from $218.2 million in the first nine months of fiscal 1996. The increase in net sales was primarily attributable to the inclusion of the operations of the commercial engine services operations in Texas and Scotland acquired from Aviall, Inc., as well as internal growth. Principally as a result of that acquisition, revenues from both commercial aviation engine services and government programs work were higher in the first nine months of fiscal 1997 than in the first nine months of fiscal 1996. Revenues from aeroderivative engine services, which includes power station installations, were also higher for the first nine months of 1997 when compared to the first nine months of fiscal 1996, although these revenues were not affected by the acquisition.

Gross profit for the first nine months of fiscal 1997 increased to $75.4 million, or 12.4% of net sales, from $31.4 million or 14.4% of net sales for the first nine months of fiscal 1996, primarily as a result of the increase in net sales for the period. The decline in gross profit as a percentage of sales is primarily the result of work performed under certain long-term contracts assumed from Aviall that have not been generating margins as high as the Company's pre-acquisition operations, as well as a shift in product mix. Gross profit margins for the former Aviall operations in Texas and Scotland have been, and are expected to continue improving as the Company completes its integration plan, which is engineered to increase productivity, reduce turnaround times and eliminate duplicative expenses.

Selling, general and administrative expenses for the first nine months of fiscal 1997 increased to $26.3 million, or 4.3% of net sales, from $13.2 million, or 6.0% of net sales for the first nine months of fiscal 1996. The reduction in selling, general, and administrative expense as a percentage of net sales is primarily attributed to savings realized from the elimination of duplicative expenses as a result of the integration plan.

Interest expense for the first nine months of fiscal 1997 increased to $22.4 million, or 3.7% of net sales, from $6.4 million or 2.9% of net sales for the first nine months of fiscal 1996, primarily due to the increase in outstanding borrowings under the Credit Facility and the issuance of the Senior Notes. Partially offsetting this increase in long term debt was the conversion into stock of all of the Convertible Subordinated Debentures outstanding in the first nine months of fiscal 1996.

As a result of the above factors, net income increased to a record $16.7 million, or 2.7% of net sales for the first nine months of 1997, from $7.1 million, or 3.3% of net sales for the first nine months of 1996. Fully diluted earnings per share increased more than 81.5% to $0.98 per share for the first nine months of 1997 from $0.54 per share for the same period in 1996.

FINANCIAL POSITION

Total assets at June 30, 1997 were $716.7 million, a $91.7 million net increase from the September 30, 1996 total of $625.1 million. The major components of this net increase were (a) a $53.8 million increase in inventories and (b) a $29.1 million increase in accounts receivable balances. The increase in inventory levels was primarily due to a $34.2 million increase in work in process and a $19.6 million increase in parts inventory as a result of a greater number of JT8D and CF6 engines in work. The increase in accounts receivable was primarily attributable to the higher level of sales in the quarter.

Total liabilities at June 30, 1997 were $558.3 million, a $72.3 million net increase from the September 30, 1996 total of $486.0 million. The major components of this net increase were (a) a $78 million increase in borrowings under the Credit Facility and (b) an $8.4 million increase in customer deposits and deferred revenue. Partially offsetting these increases were (a) a net $8.9 million reduction in combined accrued expenses and other long-term liabilities; (b) a $2.5 million reduction in the outstanding balance of the Company's Debentures, resulting from the conversion of these debentures into approximately 430,000 shares of the Company's Class A common stock; and (c) a $1.8 million reduction in deferred income taxes.

Total stockholders' equity at June 30, 1997 was $158.4 million, a $19.4 million increase from the September 30, 1996 total of $139.0 million. This increase was primarily due to net income for the nine months of $16.7 million, along with the conversion of $2.5 million of the Company's Debentures into Class A common stock since September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

Since the consummation of the Aviall Acquisition, the Company's primary sources of liquidity have been cash flow from operations and borrowings under the Credit Facility. In addition, other sources of liquidity have been advance payments for power station installations and other customer progress payments. Since September 30, 1996, the Company has borrowed approximately $78.0 million additional under the Credit Facility in order to support work in process inventories, purchase additional parts inventory and aircraft engines required to service certain customers under new and existing contracts, and to fund expenditures related to the growth in the Company's business. Working capital was $329.0 million at June 30, 1997, as compared with $273.6 million at September 30, 1996. As of June 30, 1997 there was approximately $137.2 million outstanding under the Credit Facility, and the Company may be required to borrow additional amounts under the Credit Facility in the near future in order to fund current asset increases in support of business growth, fund further integration expenses, and satisfy interest payment and debt service obligations under the Senior Notes and other long term debt agreements.

Based upon current levels of operations, the Company believes that its cash flow from operations, combined with borrowings available under the Credit Facility, will be sufficient to enable the Company to meet its normal cash operating requirements, including scheduled interest and principal payments. However, if the Company's operations continue to expand in the future as they have in the first nine months of fiscal 1997, an increase in the maximum borrowing capacity under the Credit Facility will be required for capital expenditures and working capital requirements.

If the proposed merger with GE is not completed, the Company intends to proceed with the proposed acquisition of UNC under the terms and conditions of the original merger agreement with UNC. The Company will seek to finance the UNC acquisition through the issuance of shares of Class B common stock in exchange for UNC shares and through public offerings of additional stock and/or debt, as well as senior bank financing. There can be no assurance that such financings or the UNC acquisition will be consummated on terms attractive to the Company, if at all.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 11, 1997, the Company conducted a special meeting of shareholders. As of the record date of June 16, 1997, there were 7,012,448 shares of Class A Common Stock eligible to vote. Of these shares, 5,589,787 (79.71%) were represented either in person or by proxy at this meeting. One matter was submitted to a vote at the meeting with the following result:

(a) ADOPTION OF AGREEMENT AND PLAN OF MERGER - The Agreement and Plan of Merger dated March 9, 1997, among the Company, General Electric Company and GB Merger Corp., a wholly owned subsidiary of GE, was approved and adopted by an affirmative shareholder vote of 5,575,620 shares, or 79.51% of all eligible shares. In addition, 12,924 shares (0.18%) were voted "against" approval; 1,243 shares (0.02%) "abstained"; 0 shares (0.00%) were represented as "non-votes"; and 1,422,661 shares (20.29%) were not represented at the meeting.

ITEM 5. OTHER INFORMATION

The Company announced on April 28, 1997 that the Antitrust Division of the Department of Justice had requested additional information relating to (a) the proposed acquisition of Greenwich by General Electric Company ("GE"), and (b) the proposed acquisition of UNC Incorporated ("UNC") by Greenwich (or GE, if the GE acquisition of Greenwich has been completed). On July 1, 1997, the Company submitted its response to this request from the Department of Justice. On August 11, 1997, the Federal Trade Commission announced that the Department of Justice had approved the acquisition of UNC by either Greenwich or GE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibit 11 - Computation of Earnings per Share.

(b)   Exhibit 27 - Financial Data Schedule.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          GREENWICH AIR SERVICES, INC.
                          ----------------------------
                                  (Registrant)



AUGUST 14, 1997                                       /s/ ROBERT J. VANARIA
---------------                                       ---------------------
    (Date)                                            Robert J. Vanaria
                                                      Senior Vice President
                                                      of Administration and
                                                      Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT                                                               PAGE
-------                                                               ----

11        Computation of Earnings per Share.

27        Financial Data Schedule (for Electronic Filing only).